Form 10-Q
period 2026-03-31
Swarmer, Inc
filed 2026-05-14
CIK 2092574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43192

Swarmer, Inc

(Exact Name of Registrant as Specified in its Charter)

Delaware	93-1378503
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4515 Seton Center Pkwy #330 Austin, TX	78759
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 305-3513

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	SWMR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2026, the registrant had 11,210,256 shares of common stock, $0.00001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, plans for our products, future research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
estimates of our addressable market, market growth, future revenue, key performance indicators, expenses, capital requirements and our needs for additional financing;
•
our ability to obtain funding for our operations;
•
our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•
the implementation of our business model, strategic plans for our business and technology;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our technology;
•
developments relating to our competitors and our industry;
•
legal and regulatory developments relating to artificial intelligence (“AI”) and unmanned systems;
•
the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;
•
our financial performance; and
•
the ongoing military invasion by Russia in Ukraine and its impact on the continued deployment of our software products, AI systems and operational datasets.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and the final prospectus for our initial public offering, dated as of March 16, 2026, and filed with the Securities and Exchange Commission, pursuant to Rule 424(b)(4) on March 18, 2026. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.

We do not use the ® or ™ symbol in each instance in which one of our trademarks appears in this report, but this should not be construed as any indication that we will not assert our rights thereto to the fullest extent under applicable law.

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SWARMER, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$23,472,156	$9,283,566
Prepaid expenses and other current assets	795,309	115,473
Total current assets	24,267,465	9,399,039
Property and equipment, net	309,457	227,908
Operating lease right-of-use asset	115,494	131,184
Deferred offering costs	—	471,719
Other assets	234,694	106,830
Total assets	$24,927,110	$10,336,680
Liabilities, convertible preferred stock and shareholders' deficit
Current liabilities:
Accounts payable	$344,253	$223,236
Accrued expenses and other current liabilities	747,538	680,782
Grant advance	182,667	189,200
Deferred revenue	2,371	23,272
Operating lease liability - current	72,070	70,703
Total current liabilities	1,348,899	1,187,193
Operating lease liability - non-current	57,620	76,273
Total liabilities	1,406,519	1,263,466
Convertible preferred stock, par value $0.00001 per share:
Series A preferred stock: 10,000,000 shares authorized as of March 31, 2026 and 4,358,597 shares authorized as of December 31, 2025; no shares issued and outstanding as of March 31, 2026 and 3,661,083 shares issued and outstanding as of December 31, 2025	—	19,013,673
Commitments and contingencies (Note 5)
Shareholders' equity (deficit)
Common stock, $0.00001 par value; 200,000,000 and 25,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 11,210,256 and 1,410,975 shares issued as of March 31, 2026 and December 31, 2025, respectively; and 10,798,722 and 911,255 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	110	10
Additional paid-in capital	38,606,840	663,514
Accumulated other comprehensive loss	(28,441)	(4,900)
Accumulated deficit	(15,057,918)	(10,599,083)
Total shareholders' equity (deficit)	23,520,591	(9,940,459)
Total liabilities, convertible preferred stock and shareholders' equity (deficit)	$24,927,110	$10,336,680

The accompanying footnotes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SWARMER, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Revenue	$20,325	$110,704
Cost of revenue	39,924	45,542
Gross margin	(19,599)	65,162
Operating expenses:
Selling, general and administrative	3,004,879	255,281
Research and development	1,486,082	522,198
Total operating expenses	4,490,961	777,479
Loss from operations	(4,510,560)	(712,317)
Other income:
Other income	51,725	18,340
Loss before income taxes	(4,458,835)	(693,977)
Income tax expense	—	—
Net loss	$(4,458,835)	$(693,977)
Net loss per share of common stock, basic and diluted	$(0.28)	$(0.25)
Weighted-average shares of common stock outstanding, basic and diluted	16,064,920	2,725,467
Comprehensive loss:
Foreign currency translation adjustments	(23,541)	266
Total comprehensive loss	$(4,482,376)	$(693,711)

The accompanying footnotes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SWARMER, INC

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended March 31, 2026

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2025	3,661,083	$19,013,673	911,255	$10	$663,514	$(4,900)	$(10,599,083)	$(9,940,459)
Sale of Series A-1 convertible preferred stock	558,116	3,472,095	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants for conversion of Series A convertible preferred stock	(4,219,199)	(22,485,768)	6,137,634	62	22,485,706	—	—	22,485,768
Issuance of common stock under initial public offering, net of underwriters discounts	—	—	3,450,000	35	16,014,965	—	—	16,015,000
Reclassification of deferred financing costs to additional paid-in capital upon consummation of public offering and sale of Series A convertible preferred stock	—	—	—	—	(839,222)	—	—	(839,222)
Issuance of common stock upon exercise of stock options	—	—	211,647	2	(2)	—	—	—
Issuance of common stock on vesting of restricted stock awards	—	—	88,186	1	(1)	—	—	—
Share-based compensation	—	—	—	—	281,880	—	—	281,880
Foreign currency translation adjustments	—	—	—	—	—	(23,541)	—	(23,541)
Net loss	—	—	—	—	—	—	(4,458,835)	(4,458,835)
Balance at March 31, 2026	—	$-	10,798,722	$110	$38,606,840	$(28,441)	$(15,057,918)	$23,520,591

For the Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2024	558,511	$6	$1,207	$(609)	$(2,069,820)	$(2,069,216)
Issuance of common stock on vesting of restricted stock awards	88,186	1	(1)	—	—	—
Share-based compensation	—	—	10,233	—	—	10,233
Foreign currency translation adjustments	—	—	—	266	—	266
Net loss	—	—	—	—	(693,977)	(693,977)
Balance at March 31, 2025	646,697	$7	$11,439	$(343)	$(2,763,797)	$(2,752,694)

The accompanying footnotes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SWARMER, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
Operating activities:	2026	2025
Net loss	$(4,458,835)	$(693,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	38,237	—
Amortization of ROU asset	15,690	—
Share-based compensation expense	281,880	10,233
Changes in operating assets and liabilities:
Unbilled revenue	—	(34,269)
Prepaid expenses and other current assets	(220,046)	(23,036)
Other assets	(128,108)	(2,945)
Accounts payable	98,580	40,890
Accrued expenses and other liabilities	133,172	6,570
Deferred revenue	(20,332)	14,737
Operating lease liability	(17,286)	—
Net cash used in operating activities	(4,277,048)	(681,797)
Investing activities:
Purchase of property and equipment	(124,331)	—
Cash used in investing activities	(124,331)	—
Financing activities:
Proceeds from initial public offering, net of underwriting discounts	16,015,000	—
Proceeds from sale of Series A-1 convertible preferred stock	3,472,095	—
Payment of financing costs	(870,790)	—
Cash provided by financing activities	18,616,305	—
Effect of exchange rates on cash and cash equivalents	(26,336)	(1,785)
Net increase (decrease) in cash and cash equivalents	14,188,590	(683,582)
Cash and cash equivalents at the beginning of the period	9,283,566	2,081,086
Cash and cash equivalents at the end of the period	$23,472,156	$1,397,504
Supplemental non-cash investing and financing activities:
Conversion of Series A convertible preferred stock into common stock and pre-funded warrants	$22,485,768	$—
Financing costs included in accounts payable	$22,500	$—

The accompanying footnotes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SWARMER, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
Nature of Operations

Swarmer, Inc (“Swarmer,” the “Company,” “we,” “us,” and “our”) a Delaware corporation, and its wholly owned subsidiaries is a provider of autonomous drone swarm software and artificial intelligence solutions, specializing in vendor-agnostic technologies that address critical operational challenges faced by modern military forces. The Company’s primary customer base consists of drone manufacturers who license Swarmer’s software for integration with their hardware platforms. Swarmer delivers software platforms and AI systems that enable military organizations to deploy and coordinate large-scale unmanned systems operations without requiring proportional increases in trained operators. The Company’s primary mission areas include autonomous swarm coordination, multi-domain unmanned systems integration, AI-powered collaborative autonomy, and command and control software for distributed robotic operations.

During January 2026, the Company sold 558,116 shares of Series A-1 convertible preferred stock at a price of $6.2711 per share for gross proceeds of approximately $3.5 million.

On February 18, 2026, the Company’s board of directors approved a 1.8813-for-1 forward stock split of the Company’s issued and outstanding common stock. The forward stock split became effective on February 18, 2026. All common share amounts, per share amounts, exercise prices, conversion ratios and other share-related information presented in these condensed consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the stock split for all periods presented.

On March 18, 2026, the Company completed its initial public offering (“IPO”) of 3,450,000 shares of common stock at a public offering price of $5.00 per share. Net proceeds to the Company, after deducting underwriting discounts, commissions and offering expenses, were approximately $15.1 million. In connection with the IPO, all outstanding shares of the Company’s Series A convertible preferred stock automatically converted into an aggregate of (i) 6,137,634 shares of common stock and (ii) pre-funded warrants to purchase up to 1,799,970 shares of common stock.

2.
Going Concern and Liquidity

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred recurring losses and negative cash flows from operations since inception, and, as of March 31, 2026, the Company had cash and cash equivalents of $23.5 million and an accumulated deficit of $15.1 million. In January 2026, the Company sold 558,116 shares of Series A-1 convertible preferred stock at a price of $6.2711 per share for gross proceeds of approximately $3.5 million. On March 18, 2026, the Company completed its initial public offering, selling 3,450,000 shares of common stock at a price of $5.00 per share for gross proceeds of approximately $17.3 million.

Since its inception in May 2023, the Company has funded its operations through the sale of simple agreements for equity (“SAFEs”), the sale of Series A convertible preferred stock and product sales, and its initial public offering. Based on the Company’s current operating plan, expected operating expenditures, and existing cash and cash equivalents, management has concluded that the Company’s current capital resources are sufficient to fund operations for at least twelve months from the date the accompanying condensed consolidated financial statements are issued.

As the Company continues to pursue its business plan, it may seek to finance its operations through additional equity offerings, debt financings, or other capital sources. However, there can be no assurance that any additional financing or strategic arrangements will be available to the Company on acceptable terms, if at all.

3.
Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Swarmer, Inc and its wholly owned subsidiaries, Autonomous Robotics Systems LLC ("ARS") and Swarmer Estonia OÜ ("Estonia"). All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to Quarterly Reports on Form

10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the interim periods presented. Interim results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2026 or any future period.

The December 31, 2025 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b)(4) filed on March 17, 2026.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Foreign Currency Translation

The consolidated financial statements are presented in U.S. dollars, the reporting currency of the Company. The functional currency of ARS and Estonia is the Ukrainian Hryvnia and the Euro, respectively. Expenses have been translated into U.S. dollars at average exchange rates prevailing during the period.

Assets and liabilities have been translated at the rates of exchange on the balance sheet dates and equity accounts at their historic rates. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive income (loss).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, which at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company holds cash at financial institutions that the Company believes are good credit, quality financial institutions and limits the amount of credit exposure with any one bank and conducts ongoing evaluations of the creditworthiness of the banks with which it does business.

For the three months ended March 31, 2026 and 2025, one customer accounted for substantially all of the Company’s revenue.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-03, “Business Combination and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIEs. The update aims to improve consistency and comparability in financial reporting, especially when companies merge with a special-purpose acquisition company (“SPAC”). ASU 2025-03 requires entities to apply the same factors used for determining the accounting acquirer in other acquisition transactions. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026 including interim periods within those annual periods, with early adoption permitted. The Company has evaluated ASU 2025-03 and does not expect its adoption to have a material impact on its consolidated financial statements, as the Company does not currently have variable interest entity arrangements.

In July 2025, the Financial Accounting Standards Board issued ASU 2025-05, "Measurement of Credit Losses for Accounts Receivable and Contract Assets", which amends ASC 326 and provides a practical expedient for entities when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change over the remaining life of such financial assets, thereby reducing the complexity associated with developing reasonable and supportable forecasts. The update also permits entities that are not public business entities to elect an accounting policy to consider subsequent collection activity when estimating expected credit losses; this provision is not applicable to the Company. The amendments are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements and related disclosures and does not expect adoption to have a material impact on its financial position, results of operations, or cash flows.

4.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	March 31,	December 31,
	2026	2025
Liability under D&O insurance premium financing	$417,774	$—
Consulting and professional fees	297,604	635,678
Compensation	690	13,272
Other	31,470	31,832
	$747,538	$680,782

5.
Commitments and Contingencies

In the ordinary course of business, the Company may be subject to certain other legal actions and claims, which may arise from time to time. The Company is not aware of any such pending legal or other proceedings that are reasonably likely to have a material impact on the Company. Notwithstanding, legal proceedings are subject to inherent uncertainties, and an unfavorable outcome could include, monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on the Company’s business, financial position, results of operations, and/or cash flows. Additionally, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on the Company’s business, financial position, results of operations and/or cash flows.

Operating Lease

In October 2025, the Company entered into a 26-month operating lease agreement for office space (the “Operating Lease”) in Austin, Texas. As of March 31, 2026, the Company maintains a security deposit in the amount of $21,000 within other assets in the accompanying consolidated balance sheets. Total lease expense for the Operating Lease in the consolidated statements of operations and comprehensive loss was approximately $17,208 for the three months ended March 31, 2026.

The maturity of the Company’s operating lease liability as of March 31, 2026 was as follows:

Operating leases
2026	$56,790
2027	77,860
Total lease payments	134,650
Less: present value adjustment	(4,960)
Total lease liabilities	$129,690

At March 31, 2026, the remaining lease term was 1.75 years and the discount rate was 4.50%.

In November 2025, the Company entered into an agreement for office space in Poland, which may be terminated at any time with 90-day notice. Rent expense related to this agreement was de minimis for the three months ended March 31, 2026.

6.
Revenue

The following table summarizes revenue recognized for each respective period, disaggregated by timing of recognition (point-in-time versus over-time) and by type of performance obligation:

	Three Months Ended March 31,
	2026	2025
Performance obligations satisfied at point in time	$—	$78,249
Performance obligations satisfied over time	20,325	32,455
Total	$20,325	$110,704

Substantially all of the Company’s revenue for the three months ended March 31, 2026 and 2025 was derived in Europe.

Amounts due to the Company for satisfying revenue recognition criteria which have not yet been invoiced are recorded as unbilled revenue in the Company’s consolidated balance sheets. Contract liabilities consist of amounts received prior to satisfying the revenue recognition criteria, which are recorded as deferred revenue in the Company’s consolidated balance sheets.

The following table summarizes the changes in deferred revenue:

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$23,272	$—
Deferral of revenue	(576)	110,704
Recognition of unearned revenue	(20,325)	(110,704)
Balance, end of period	$2,371	$—

7.
Stockholders’ Equity

Preferred Stock Financing and Conversion

From September through December 2025, the Company issued and sold an aggregate of 1,933,605 shares of its Series A-1 convertible preferred stock at a price of $6.2711 per share for net proceeds of approximately $12.0 million, after deducting issuance costs of approximately $0.1 million. In connection with these issuances, certain investors were eligible to receive warrants to purchase shares of the Company’s common stock based on their investment amounts.

During the three months ended March 31, 2026, the Company issued an additional 558,116 shares of Series A convertible preferred stock at a purchase price of $6.2711 per share for gross proceeds of approximately $3.5 million pursuant to the same financing arrangements entered into in 2025.

Immediately prior to the closing of the Company’s IPO on March 18, 2026, all outstanding shares of Series A convertible preferred stock automatically converted into either shares of common stock or pre-funded warrants exercisable for shares of common stock in accordance with the terms of the Company’s then-existing amended and restated certificate of incorporation. A total of 4,219,199 shares of Series A convertible preferred stock were outstanding immediately prior to conversion, representing a carrying value of approximately $22.5 million.

Upon conversion, holders received an aggregate of 6,137,634 shares of common stock. In lieu of receiving common stock, one investor elected to receive a pre-funded warrant exercisable for 1,799,970 shares of common stock with a nominal exercise price.

Following the completion of the IPO, no shares of Series A convertible preferred stock remained issued or outstanding.

Initial Public Offering

On March 18, 2026, the Company completed its IPO of 3,450,000 shares of common stock, which included the full exercise of the underwriters’ over-allotment option, at a public offering price of $5.00 per share. The Company received gross proceeds of approximately $17.3 million and net proceeds of approximately $15.1 million after deducting underwriting discounts and commissions of approximately $1.0 million and other offering costs of approximately $1.1 million.

Common Stock

As of March 31, 2026, the Company had 200,000,000 shares of common stock authorized, 11,210,256 shares issued, and 10,798,722 shares outstanding.

Pre-Funded Warrants

As of March 31, 2026, the Company had 1,799,970 pre-funded warrants outstanding. These warrants were issued in connection with the automatic conversion of Series A convertible preferred stock immediately prior to the Company’s initial public offering, whereby one investor elected to receive pre-funded warrants in lieu of shares of common stock otherwise issuable upon conversion.

Each pre-funded warrant is exercisable for one share of common stock at a nominal exercise price of $0.01 per share, with the remaining exercise price having been paid at issuance. The warrants are exercisable at any time and remain outstanding until exercised in full, subject to customary beneficial ownership limitations, which generally prohibit exercise to the extent the holder would beneficially own more than 4.99% of the Company’s outstanding common stock.

The Company evaluated the pre-funded warrants in accordance with ASC 815-40 and concluded that they meet the criteria for equity classification. Accordingly, the pre-funded warrants are recorded within stockholders’ equity.

Common Stock Purchase Warrants

As of March 31, 2026, the Company had 2,999,950 common stock purchase warrants outstanding, which were issued in connection with prior preferred stock financings. Each warrant is exercisable for one share of common stock at an exercise price of $3.3334 per share and became exercisable upon the effectiveness of the Company’s IPO registration statement.

The Company evaluated these warrants under ASC 815-40 and concluded that they meet the criteria for equity classification. Accordingly, these warrants are included within stockholders’ equity.

8.
Share-based Compensation

In 2023, the Company adopted the 2023 Stock Plan, followed by the adoption of the 2024 Stock Plan in 2024. In connection with the Company’s IPO, the Company adopted the 2026 Equity Plan (the “2026 Plan”), which superseded the 2023 Stock Plan and the 2024 Stock Plan with respect to future equity award grants. Under the Company’s equity compensation plans, employees, officers, directors, consultants, and advisors are eligible to receive stock options, restricted stock awards (“RSAs”), and other share-based awards. No further grants will be made under the 2023 Stock Plan or the 2024 Stock Plan following adoption of the 2026 Plan, although awards previously granted under those plans remain outstanding in accordance with their terms. The 2026 Plan initially authorized the issuance of 5,400,000 shares of common stock. In addition, up to 2,044,355 shares underlying awards previously granted under the 2024 Stock Plan may become available for issuance under the 2026 Plan to the extent such awards are forfeited, cancelled, expire unexercised or otherwise terminate without the issuance of shares. As of March 31, 2026, 4,871,168 shares remained available for future issuance under the 2026 Plan.

Stock Options

The Company has issued incentive stock options and non-statutory stock options that have a contractual life of 10 years and may be exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of four years.

The following table summarizes stock option activity for the Plan:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (years)
Outstanding at December 31, 2025	9,072,974	$0.91	—
Granted	1,110,416	4.54	—
Exercised	(211,647)	—	—
Forfeited	(164,613)	—	—
Outstanding at March 31, 2026	9,807,130	$1.36	8.33
Vested and Exercisable at March 31, 2026	4,270,235	$0.17	7.64

The weighted average grant date fair value of options granted during the three months ended March 31, 2026, was $2.09. The weighted average grant date fair value of options granted during the three months ended March 31, 2025 was $0.81. As of March 31, 2026, total unrecognized compensation expense related to unvested stock option awards was approximately $3.1 million, which is expected to be recognized over a weighted-average remaining vesting period of approximately 3.5 years.

The fair value of each option granted during the three months ended March 31, 2026, was estimated on the date of grant using the weighted average assumptions in the table below:

BSM Assumptions for Grants in 2026
Expected volatility	51.5%
Risk-free interest rate	3.9%
Expected term (in years)	6.0
Expected dividend yield	0.0%

During the three months ended March 31, 2026 and 2025, the Company recognized share-based compensation expenses totaling $0.3 million and $0.0 million, respectively under selling, general and administrative expense and $0.0 million and $0.0 million, respectively, under research and development expense in the consolidated statement of operations and comprehensive loss.

Performance-based stock options

The table above includes 709,890 option awards granted to the Company’s non-executive chairman of the Board of Directors in December 2025, for which vesting is contingent upon the achievement of certain operational, financing, and market-based milestones, and 70,549 option awards granted to a member of executive management, for which vesting is contingent upon the achievement of operational performance milestones. Compensation expense associated with these awards is recognized only when management determines it is probable that the applicable performance conditions will be achieved. During the three months ended March 31, 2026, no expense was recognized because the performance conditions were not considered probable of achievement.

Restricted Stock

In May 2023, the Company issued 1,410,975 shares of restricted stock to a founder of the Company which were determined to have a de minimis value at the date of issuance. The shares vest over a 4-year period from the issuance date:

	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	499,720	$0.00
Vested	(88,186)	—
Unvested at March 31, 2026	411,534	$0.00

9.
Net Loss Per Share

Net loss per common share is calculated in accordance with ASC 260, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, including 1,799,970 shares underlying pre-funded warrants and 3,997,760 vested stock options that are exercisable for nominal consideration. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding plus the dilutive effect of unvested restricted stock awards and outstanding warrants and options. The computation of diluted net loss per share does not include other potentially dilutive common stock equivalents in the weighted-average shares outstanding, as their effect would be anti-dilutive.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share for the three months ended March 31, 2026 and 2025, are as follows:

	March 31,
	2026	2025
Common stock warrants	2,999,950	—
Unvested restricted stock awards	411,534	764,278
Stock options	2,398,660	4,549,844
	5,810,144	5,314,122

10.
Segment

The Company has a single reportable segment. The Company’s chief operating decision maker (“CODM”) evaluates operating performance and allocates resources based primarily on consolidated net loss, together with cash resources and operating expense projections. The measure of segment assets is reported on the consolidated balance sheet as total assets. The table below summarizes the significant revenue and expense categories regularly reviewed by the CODM.

	Three Months Ended March 31,
	2026	2025
Revenue	$20,325	$110,704
Cost of revenue	39,924	45,542
Gross margin	(19,599)	65,162
Operating expenses:
Selling, general and administrative	3,004,879	255,281
Research and development	1,486,082	522,198
Total operating expenses	4,490,961	777,479
Other income	51,725	18,340
Loss before income taxes	(4,458,835)	(693,977)
Income tax expense	—	-
Segment net loss	$(4,458,835)	$(693,977)

11.
Subsequent Events

On May 11, 2026, the Company’s wholly owned subsidiary, Swarmer Estonia OÜ, a private limited company organized under the laws of Estonia, entered into a Master Supplier Agreement (the “MB MSA”) with Meta Bureau LLC (“MB”) for the use of the Company’s proprietary software in MB’s quadcopter bombers and other unmanned aerial vehicles pursuant to three licenses. The MB MSA includes initial lump-sum license fees in an aggregate amount of approximately $2.9 million, ongoing support services, and has an initial term of one year, which term shall automatically renew for successive one-year periods subject to termination upon 30 days written notice. The MB MSA also provides for additional software upgrades upon MB’s election with additional fees of up to approximately $10.4 million upon any such election in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2025 included in the final prospectus for our initial public offering (“IPO”), dated as of March 16, 2026 and filed with the Securities and Exchange Commission (the “SEC”), pursuant to Rule 424(b)(4) on March 17, 2026. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We are a provider of autonomous drone swarm software and AI solutions, specializing in vendor-agnostic technologies that address critical operational challenges faced by modern military forces. Our primary customer base consists of drone manufacturers who license our software for integration with their hardware platforms. While not our direct customers, the ultimate end-users of our Swarmer-enabled systems are military forces and defense organizations.

With a focus on affordability, rapid development, and proven combat performance, we deliver software platforms and AI systems that enable military organizations to deploy and coordinate large-scale unmanned systems operations without requiring proportional increases in trained operators. Our primary mission areas include autonomous swarm coordination, multi-domain unmanned systems integration, AI-powered collaborative autonomy, and command and control software for distributed robotic operations.

Our combat-tested approach, proven deployment record since 2023, and demonstrated execution of over 100,000 combat missions flown by drones that were equipped with our Trident OS, operating at varying degrees of autonomy depending on each end-user’s requirements and tactics, have enabled us to deliver operational value to drone manufacturers, defense system integrators, and the military end-users they serve.

For the three months ended March 31, 2026 and 2025, our net loss was $4.5 million and $0.7 million, respectively. As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $15.1 million and $10.6 million, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development related to engineering of our core software technology products, and to a lesser extent, from selling, general and administrative costs associated with our operations.

Recent Developments

Sale of Series A-1 Preferred Stock

During January 2026, the Company sold 558,116 shares of Series A-1 convertible preferred stock at a price of $6.2711 per share for gross proceeds of approximately $3.5 million.

Forward Stock Split

On February 18, 2026, our board of directors approved an amendment to our amended and restated certificate of incorporation providing a 1.8813-for-1 forward stock split of our issued and outstanding common stock. The forward stock split became effective on February 18, 2026.

Initial Public Offering

On March 18, 2026, we completed our IPO, in which we issued and sold 3,450,000 shares of our common stock, which includes the full exercise by the underwriters of their option to purchase 450,000 additional shares of our common stock, at a public offering price of $5.00 per share, which resulted in gross proceeds of $17.3 million, before deducting underwriting discounts and commissions and offering expenses. Our common stock began trading on the Nasdaq Capital Market on March 17, 2026.

Swarmer Awarded $2.9 Million Contract to Outfit SkyKnight Drones With Swarming Software

On May 11, 2026, our wholly owned subsidiary, Swarmer Estonia OÜ, a private limited company organized under the laws of Estonia, entered into a Master Supplier Agreement (the “MB MSA”) with Meta Bureau LLC (“MB”) for the use of our proprietary software in MB’s quadcopter bombers and other unmanned aerial vehicles pursuant to three licenses. The MB MSA includes initial lump-sum license fees in an aggregate amount of approximately $2.9 million, ongoing support services, and has an initial term of one year, which term shall automatically renew for successive one-year periods subject to termination upon 30 days written notice. The MB

MSA also provides for additional software upgrades upon MB’s election with additional fees of up to approximately $10.4 million upon any such election in full.

Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisitions by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our software platforms and AI systems. We also plan to continue to invest in building brand awareness within the defense communities. As of March 31, 2026 and 2025, we had approximately four and seven customers, respectively. Additionally, while one customer, Smart Machinery Solutions, LLC, a Ukrainian limited liability company, accounted for substantially all of our revenue during the three months ended March 31, 2026 and 2025, we have not received new orders from such customer and do not expect to receive new orders from such customer in the future. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our software platforms, AI systems, offerings of our competitors, and the effectiveness of our marketing efforts.

Expanding our product portfolio and team through strategic acquisitions

We believe there is a significant opportunity to acquire best-in-class technologies and world-class teams in related and adjacent defense technology markets. As a hardware-agnostic software company, we have good visibility into the ecosystem and real-world data that helps us understand which technologies work well and which teams deliver good value to the battlefield. We plan to explore the market and look for opportunities to expand our presence and market position through strategic acquisitions, and we believe that they will contribute to our long-term growth.

Expanding Within Our Existing Customer Base

Our base of customers represents a significant opportunity for further sales expansion. We believe that our business model allows us to efficiently increase revenue from our existing customer base as they ramp up production to meet expanding military demand. We intend to continue to invest in enhancing awareness of our brand and developing more products, features and functionality, which we believe are important factors to achieve widespread adoption of our platform. Our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our solution, competition, pricing and overall changes in our customers’ spending levels.

Sustaining Innovation and Technology Leadership

Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built software platforms and AI systems that enable military organizations to deploy and coordinate large-scale unmanned systems operations without requiring proportional increases in trained operators. We employ a business-to-business-to-government (“B2B2G”) model that enables manufacturers to enhance products with advanced autonomous capabilities without developing proprietary swarm technology, significantly reducing research & development (“R&D”) costs and time-to-market. Our efficient B2B2G model enables us to prioritize significant investment in innovation. We intend to continue to invest in building additional products, features and functionality that expand our capabilities and facilitate the extension of our software platforms and AI systems to new use cases. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. Our future success is dependent on our ability to successfully develop, market and sell existing and new products to both new and existing customers.

Expanding Internationally

We believe there is a significant opportunity to expand usage of our software platforms and AI systems. For the three months ended March 31, 2026, substantially all of our revenue was derived from customers in Ukraine. We have made and plan to continue to make significant investments to expand geographically, particularly in the European Union (“EU”) and United States (“U.S.”). Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth.

Components of Results of Operations

Revenue

We earn revenue through software license sales. License sales include multiple performance obligations, including the license, video streaming and cloud storage services and updates and technical support. The license is a non-exclusive, non-transferable, non-sublicensable license to use our software. Support and maintenance include access to our support center, software upgrades and updates, and error investigation. We recognize revenues from software licenses at a point in time and generally when the software is activated within the corresponding hardware it was installed. Revenues from maintenance and support, including data storage-related services, are recognized ratably over the contractual term which is generally one year.

Cost of Revenue

Our cost of revenue consists primarily of third-party hosting fees and certain allocated consulting and professional service costs related to engineering and sales support.

Operating Expenses

R&D Expenses

Our R&D expense consists primarily of consulting and outside professional services costs related to engineering and product development, stock-based compensation, and other supporting overhead expenses associated with the development of our software offerings.

Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of consulting fees for our management team, facilities related costs, legal fees related to intellectual property and corporate matters, other professional fees for accounting and consulting services, insurance, and other administrative expenses.

We expect that our selling, general and administrative expense will increase for the foreseeable future as we continue to support our expanding headcount and operation to support the growth of our business.

Other Income

Other income is primarily related to consulting services provided outside the normal course of operations, grant proceeds from a government entity and interest earned on our cash and cash equivalents held with financial institutions.

Consolidated Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table sets forth key components of the unaudited condensed consolidated statements of operations data during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	$ Change
Revenue	$20,325	$110,704	$(90,379)
Cost of revenue	39,924	45,542	(5,618)
Gross margin	(19,599)	65,162	(84,761)
Operating expenses:
Selling, general and administrative	3,004,879	255,281	2,749,598
Research and development	1,486,082	522,198	963,884
Total operating expenses	4,490,961	777,479	3,713,482
Loss from operations	(4,510,560)	(712,317)	(3,798,243)
Other income:
Other income	51,725	18,340	33,385
Loss before income taxes	(4,458,835)	(693,977)	(3,764,858)
Income tax expense	—	—	—
Net loss	$(4,458,835)	$(693,977)	$(3,764,858)

Revenue

Revenue was $20,325 during the three months ended March 31, 2026, which decreased compared with the three months ended March 31, 2025, as substantially all of our revenue was derived from one customer and few license activations in current year.

Cost of revenue

Cost of revenue remained relatively consistent despite the decline in revenue, primarily due to fixed hosting and engineering support costs associated with maintaining our software infrastructure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased from $0.3 million during the three months ended March 31, 2025 to $3.0 million during the three months ended March 31, 2026. The increase was primarily attributable to a $1.7 million rise in consulting and professional services as we prepared to operate as a public company.

In addition, we increased headcount by $0.6 million in the three months ended March 31, 2026. We also increased travel, office supplies, and rent by approximately $0.5 million as we ramped up our operations and opened new corporate offices in the U.S. and EU.

R&D Expenses

R&D expenses increased by $1.0 million, from $0.5 million for the three months ended March 31, 2025 to $1.5 million for the three months ended March 31, 2026. The increase was driven primarily by a $1.0 million rise in headcount related to engineering and product development initiatives.

Liquidity and Capital Resources

Source of Liquidity

Since our inception in 2023, we have devoted substantially all of our efforts and financial resources to building our organization, including raising capital, research and development, business planning, and providing selling, general and administrative support for these operations. To date, we have funded our operations primarily through the issuance of SAFEs, the sale of Series A-1 preferred stock, and the issuance of common stock in our IPO.

From inception through March 31, 2026, we raised aggregate net proceeds of approximately $3.2 million from the issuance and sale of SAFEs. The SAFE instruments were previously accounted for as liabilities and remeasured at fair value each reporting period until their conversion into Series preferred stock in connection with the Company’s preferred stock financing completed during 2025. In multiple closings held from September 2025 through January 2026, we issued and sold an aggregate of 2,491,721 shares of Series A preferred stock for aggregate gross proceeds of approximately $15.6 million. In connection with these financings, we issued warrants to purchase 2,999,950 shares of common stock at an exercise price of $3.3334 per share. The warrants are immediately exercisable and expire on March 22, 2027.

On March 18, 2026, we completed our IPO, in which we issued and sold 3,450,000 shares of common stock, including the full exercise by the underwriters of their option to purchase an additional 450,000 shares of common stock, at a public offering price of $5.00 per share, resulting in gross proceeds of approximately $17.3 million before deducting underwriting discounts, commissions and offering expenses.

Future Funding Requirements

Our primary uses of cash are to fund our operations, which consist primarily of research and development expenditures related to our product and, to a lesser extent, general and administrative expenditures. We anticipate that we will continue to incur significant and increasing expenses for the foreseeable future as we expand our corporate infrastructure, including the costs associated with being a public company, further our research and development initiatives for our product, and incur costs associated with sales and marketing. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we may require additional funding in connection with our continuing operations.

We believe that our current capital resources, which consist of cash and cash equivalents, will be sufficient to fund operations for at least the next twelve months from the date the financial statements included in this Quarterly Report on Form 10-Q are issued based on our current operating plan. As we continue to pursue our business plan, we may seek to finance our operations through additional equity offerings, debt financings, or other capital sources. However, there can be no assurance that any additional financing or strategic arrangements will be available to us on acceptable terms, if at all.

Cash Flows

The following table sets forth our cash flow activity for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Cash used in operating activities	$(4,277,048)	$(681,797)
Cash used in investing activities	(124,331)	—
Cash provided by financing activities	18,616,305	—
Effect of exchange rate changes on cash	(26,336)	(1,785)
Net increase (decrease) in cash and cash equivalents	$14,188,590	$(683,582)

Operating Activities

Net cash used in operating activities was $4.3 million for the three months ended March 31, 2026. Operating cash flows reflected our net loss of $4.5 million, a decrease of $0.2 million net change in operating assets and liabilities, partially offset by an increase of $0.3 million of share-based compensation expense and an increase of $0.1 million related to depreciation and amortization.

During the three months ended March 31, 2025, cash used in operating activities was $0.7 million. Cash used in operating activities reflected our net loss of $0.7 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026, was approximately $0.1 million and related to the purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2026, cash provided by financing activities was $18.6 million and primarily related to proceeds from the IPO and the sale of Series A-1 convertible preferred stock.

Contractual Obligations

Following the consummation of the IPO, our contractual obligations consist primarily of operating lease commitments and a D&O premium financing arrangement. See Note 4, Accrued Expenses and Other Current Liabilities, and Note 5, Commitments and Contingencies, to our condensed consolidated financial statements for further details.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported expenses during the reporting periods. These estimates are based on historical experience and other factors that management believes are reasonable under the circumstances. Actual results may differ from these estimates, and such differences may be material.

There have been no material changes to the methodologies applied by management in determining critical accounting estimates during the three months ended March 31, 2026 and 2025, as compared to those described in our audited financial statements included in our Registration Statement. For additional information regarding our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Registration Statement. included in our final prospectus for our IPO, dated as of March 16, 2026 and filed with the SEC, pursuant to Rule 424(b)(4) on March 17, 2026.

Recent Accounting Pronouncements

See Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and we may remain an emerging growth company for up to five years following the completion of our IPO. For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period, and therefore, we are not subject to the same requirements to adopt new or revised accounting standards as other public companies that are not emerging growth companies; however, we may adopt certain new or revised accounting standards early. We will remain an “emerging growth company” until the earliest to occur of: (i) the last day of the fiscal year in which we have $1.235 billion or more in annual revenue; (ii) the date on which we first qualify as a large accelerated filer under the rules of the SEC; (iii) the date on which we have, in any prior three-year period issued more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year following the fifth anniversary of the consummation of our IPO.

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Off Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Under standards established by the Public Company Accounting Oversight Board, or PCAOB, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis.

We have identified the following material weaknesses in the design of our internal controls:

•
We have not designed and implemented controls to ensure we can record, process, summarize, and report financial data.
•
We have not yet designed and implemented user access controls to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel.
•
We did not design and maintain effective controls associated with the timing of when we recognized revenue, and controls related to the timing of when we accrue and recognize expenses.
•
We also do not have a properly designed internal control system that identifies critical processes and key controls.

We are in the process of remediating such material weaknesses and there can be no assurance as to when or if we will fully remediate such material weaknesses. Our plan to remediate the material weaknesses in our internal control over financial reporting includes utilizing a portion of the working capital from our initial public offering to increase staffing within our accounting infrastructure sufficient to facilitate proper segregation of accounting functions and to enable appropriate review of our internally prepared consolidated financial statements. In addition, we plan to retain outside consultants, expert in, and specializing in technical accounting and SEC reporting for public company registrants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There is an inadequate segregation of duties consistent with control objectives. Our management is composed of four persons, resulting in a situation where limitations on segregation of duties exist. Management plans to engage a third-party specialist to review our current internal controls and recommend design improvements to address the segregation of duties given the limited number of employees.

We can give no assurance that additional weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations over Internal Controls

Our management, including our Chief Executive Officer (Global), Chief Executive Officer (U.S.) and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, due to the material weaknesses in our internal control over financial reporting described elsewhere in this Quarterly Report on Form 10-Q, management concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page i of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Business and Industry

We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

Since our inception, we have incurred significant net losses. Our net losses were $4.5 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of approximately $15.1 million. To date, we have financed our operations primarily through sales of our equity securities.

We expect our operating expenses to increase significantly as we pursue our growth strategy, including expending substantial resources for research, development and marketing. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue incurring significant expenses and operating losses over the next several years. Any additional operating losses may have an adverse effect on our stockholders’ equity and the price of our common stock, and we cannot assure you that we will ever be able to achieve profitability.

Even if we achieve profitability, we may not be able to sustain or increase such profitability. Additionally, our costs may increase in future periods and we may expend substantial financial and other resources on, among things, sales and marketing, the hiring of additional officers, employees, contractors and other service providers, and general administration, which may include a significant increase in legal and accounting expenses related to public company compliance, continued compliance and various regulations applicable to our business or arising from the growth and maturity of our company. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals, diversify our product and service offerings or continue our operations, and may cause the price of our common stock to decline.

We have significant dependence on a small number of customers, and the loss of such customers or a decrease in business conducted with such customers could materially harm our business, financial condition or results of operations. While one customer accounted for substantially all of our revenue during the three months ended March 31, 2026 and 2025, we have not received new orders from such customer and do not expect to receive new orders from such customer in the future.

Because we have only recently launched our products, a small number of customers have accounted for a substantial amount of our revenue. During the three months ended March 31, 2026 and 2025, one customer accounted for substantially all of our revenue. While we continue to provide ongoing service in accordance with our obligations under the existing licensing agreement with such customer, we have not received new orders from such customer and we do not expect to receive new orders from such customer in the future. Accordingly, there can be no assurance that we will continue to conduct business with this customer in the future. We may be unable to replace this key customer with a similar relationship in a timely manner or at all, and the inability to replace this key customer could have a material adverse impact on our business, financial condition or results of operations.

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock value.

Public companies are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. To comply with the requirements of being a public company, we will need to upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional accounting, finance, and legal staff.

We have identified the following material weaknesses in the design of our internal controls:

•
We have not designed and implemented controls to ensure we can record, process, summarize, and report financial data.
•
We have not yet designed and implemented user access controls to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel.
•
We did not design and maintain effective controls associated with the timing of when we recognized revenue, and controls related to the timing of when we accrue and recognize expenses.
•
We also do not have a properly designed internal control system that identifies critical processes and key controls.

We are in the process of remediating such material weaknesses and there can be no assurance as to when or if we will fully remediate such material weaknesses.

Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future and comply with the certification and reporting obligations under Sections 302 and 404 of the Sarbanes-Oxley Act. Any failure to maintain effective controls or any difficulties encountered in our implementation or improvement of our internal controls over financial reporting could result in material misstatements that are not prevented or detected on a timely basis, which could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.

We have incurred recurring losses and may require additional capital to support our operations and growth initiatives.

We have prepared cash flow forecasts which indicate that we expect to continue to incur operating losses and negative cash flows for the foreseeable future as we continue to invest in our business, expand our operations and operate as a public company. Based on our current operating plan and existing cash and cash equivalents, management believes that our current capital resources will be sufficient to fund operations for at least the next twelve months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q. However, our future viability as an ongoing business will depend, in part, on our ability to generate cash from operating activities and, over the longer term, raise additional capital to finance our operations and growth initiatives.

There can be no assurance that we will succeed in obtaining additional funding on terms acceptable to us, if at all. Market perceptions regarding our financial condition and capital requirements may make it more difficult or costly to obtain financing. If we are unable to obtain sufficient capital in the future, we may need to delay, reduce or eliminate certain research and development programs, commercialization efforts or other operations, which could materially adversely affect our business, financial condition and results of operations.

Our growth depends in part on the success of our strategic partnerships with third parties, who may also be customers, as well as on our ability to establish a broad range of additional ecosystem partners and customer relationships with leading global defense industrial vendors.

In order to grow our business, we depend on partnerships with market leading technology and defense industrial companies, who may also be our customers, in order to accelerate the adoption of our solutions.

If we are unsuccessful in maintaining our partnership and customer relationships with third parties, or if our partnerships do not provide us with the anticipated benefits, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. In addition, adoption of our Trident OS, MINAS Autonomy and Collaboration AI (“MINAS”) and STYX AI Command & Control System (“STYX”) solutions requires us to establish additional ecosystem relationships with leading global defense industrial vendors and customers. Even if we are successful in executing these partnerships and integrating with additional ecosystem vendors, we cannot assure you that these partnerships and relationships will result in increased adoption of our technology or increased revenue.

If the unmanned systems markets do not experience significant growth, if we cannot expand our customer base or if our software and systems do not achieve broad acceptance, then we may not be able to achieve our anticipated level of growth.

We cannot accurately predict the future growth rates or sizes of the markets for our software and systems. Demand for our software and systems may not increase, or may decrease, either generally or in specific markets, for particular types of software and systems or during particular time periods. We believe the market for commercial unmanned systems is nascent and the expansion of the market for our software and systems in particular, depends on a number of factors, including the following:

•
customer satisfaction with these types of systems as solutions;
•
the cost, performance and reliability of our products and products offered by our competitors;
•
customer perceptions regarding the effectiveness and value of these types of systems;
•
obtaining timely regulatory approvals for new customer deployments; and
•
marketing efforts and publicity regarding these types of systems and services.

Even if commercial unmanned systems gain wide market acceptance, our software and systems may not adequately address market requirements and may not continue to gain market acceptance. If these types of systems generally, or our software and systems specifically, do not gain wide market acceptance, then we may not be able to achieve our anticipated level of growth and our revenue and results of operations would decline.

Negative customer perception regarding the commercial unmanned systems industry could have a material adverse effect on the demand for our products and our business, results of operations, financial condition and cash flows.

We believe the commercial unmanned systems industry is highly dependent upon customer perception regarding the safety, efficacy, and quality of the commercial unmanned systems deployed. Customer perception of these products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention, and other publicity. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention, or other research findings or publicity will be favorable to the unmanned systems market. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and the business, results of operations, financial condition and cash flows. The dependence upon customer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on the demand for our products, and the business, results of operations, financial condition and cash flows.

There are difficult issues to navigate in the development and use of AI, which may result in reputational harm or liability, and failure to introduce new and innovative products that have AI capabilities could put us at a competitive disadvantage.

We currently incorporate machine learning and AI capabilities into certain of our products and solutions and may seek to expand the use of AI in our offerings in the future. As with many innovations, AI presents risks, challenges, and unintended consequences that could affect our business. AI algorithms and training methodologies may be flawed. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. Further, incorporating AI could give rise to litigation risk and risk of non-compliance and unknown cost of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed (including potential liability for breaching intellectual property or privacy rights or laws). While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI capabilities into our offerings.

Additionally, leveraging AI capabilities to potentially improve internal functions and operations presents further risks and challenges. The use of AI to support business operations carries inherent risks related to data privacy and security, such as intended, unintended, or inadvertent transmission of proprietary, sensitive or export-controlled information, as well as challenges related to implementing and maintaining AI tools. Additionally, our competitors might move faster than us to gain efficiencies by incorporating AI into their design and development processes, and our products and/or cost structure could become less competitive as a result. The rapid evolution of AI will require the application of resources by us to develop, test and maintain our products, services and operations to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact.

Our competitors may be faster or more successful than we are in incorporating AI and other disruptive technology into their offerings, which would impair our ability to compete successfully.

Failure to manage our planned growth could place a significant strain on our resources.

Our ability to successfully implement our business plan requires an effective plan for managing our future growth. We plan to increase the scope of our operations. Current and future expansion efforts will be expensive and may significantly strain our managerial and other resources and ability to manage working capital. To manage future growth effectively, we must manage expanded operations, integrate new personnel and maintain and enhance our financial and accounting systems and controls. If we do not manage growth properly, it could harm our business, financial condition or results of operations and make it difficult for us to satisfy our debt obligations.

We may be unsuccessful in achieving our organic growth strategies, which could limit our revenue growth or financial performance. Our ability to generate organic growth will be affected by our ability to, among other things:

•
attract new customers;
•
increase the number of products purchased from customers;
•
maintain profitable gross margins in the sale and maintenance of our products;
•
increase the number of projects performed for existing customers;
•
achieve the estimated revenue we announced from new customer contracts;
•
hire and retain qualified employees;
•
expand the range of our software and systems we offer to customers to address their evolving needs;
•
expand geographically; and
•
address the challenges presented by difficult and unpredictable global and regional economic or market conditions that may affect us or our customers.

Many of the factors affecting our ability to generate organic growth may be beyond our control, and we cannot be certain that our strategies for achieving internal growth will be attempted, realized or successful.

If we are unable to hire, retain, train, and motivate qualified personnel, particularly software engineers, our business could suffer.

Our ability to compete in the highly competitive technology industry depends upon our ability to attract, motivate, and retain qualified personnel, particularly software engineers. We are highly dependent on the continued contributions of our engineering team, including their expertise in AI and technology. These contributions are integral to our growth and would be difficult to replace. Currently, some of our key engineering personnel are at-will employees or are independent contractors and may terminate their employment relationship with us at any time. The loss of the services of our key engineering personnel, and our inability to find suitable replacements, could result in a decline in sales, delays in product development, and harm to our business and operations.

We face intense competition for qualified engineering personnel, and it can often be difficult to find personnel knowledgeable in AI and engineering. We incur costs related to attracting, relocating, and retaining such qualified personnel in highly competitive markets. Further, many of the companies with which we compete for qualified personnel have greater resources than we have. Additionally, laws and regulations, such as restrictive immigration laws, may limit our ability to recruit outside. If we fail to attract new personnel or to retain our current personnel, our business and operations could be harmed.

In addition, because we have significant operations in Ukraine, it is particularly challenging to hire qualified engineers. See “— Our international business operations are subject to unique risks and challenges that create increased uncertainty in these markets” below.

If we fail to retain our existing customers or do not acquire new customers in a cost-effective manner, our revenue may decrease and our business, financial condition or results of operations may be harmed.

We believe that our success is dependent on our ability to continue identifying and anticipating the needs of our customers, to retain our existing customers and to add new customers. For example, our business plan is designed to penetrate large, critical infrastructure end markets with our unmanned systems driven data solutions and have expanded our dedicated sales resources and field personnel to broaden our marketing and field support efforts into new industries and sectors. However, as we become larger through organic growth, the growth rates for customer engagement, project volume and average spend per customer may slow, even if we continue to add customers on an absolute basis. In addition, the costs associated with customer retention may be substantially lower than costs associated with the acquisition of new customers. Therefore, our failure to retain existing customers, even if such losses are offset by an increase in revenue resulting from the acquisition of new customers, could have an adverse effect on our business, financial condition or results of operations.

Additionally, while a key part of our business strategy is to add customers in our existing geographic markets, we expect to expand our operations into new geographic markets. In doing so, we may incur losses or otherwise fail to enter new markets successfully. Our expansion into new markets may place us in unfamiliar and competitive environments and involve various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years or at all.

Adverse changes in the economy could negatively impact our business.

Future economic distress may result in a decrease in demand for our products, which could have a material adverse impact on our operating results and financial condition. Uncertainty and adverse changes in the economy could also increase costs associated with developing and publishing products, increase the cost and decrease the availability of sources of financing, and increase our exposure to material losses from bad debts, any of which could have a material adverse impact on our financial condition and operating results.

Project performance delays or difficulties, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions in revenues or the payment of liquidated damages.

Many projects involve challenging engineering or installation phases that may occur over extended time periods. We may encounter difficulties as a result of delays or difficulties in equipment and material delivery, schedule changes, delays from our customer’s failure to timely obtain permits or meet other regulatory requirements including the securing of necessary regulatory approvals, approvals in relevant foreign jurisdictions, weather-related delays and other factors, many of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. Any delay or failure by customers in the completion of their portion of the project may be beyond our control and may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. Delays and additional costs may be substantial, and, in some cases, we may be required to compensate the customer for such delays. Delays may also disrupt the final completion of our contracts as well as the corresponding recognition of revenues and expenses therefrom. In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels; failure to meet any of our guarantees, schedules or performance requirements could also result in additional costs or penalties to us, including obligations to pay liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations, and we may be unable to replace such projects with similar projects or at all. Such delays or cancellations may impact our reputation, brand or relationships with customers, adversely affecting our ability to secure new contracts.

We do not control the manufacturing process or delivery to end-users of the hardware platforms in which our software platforms and AI systems are deployed.

As we do not control the manufacturing process or delivery to end-users of the hardware platforms in which our software platforms and AI systems are deployed, we are exposed to risks in connection with the quality assurance of the manufacturing process and the disruption of shipments to end-users. If our customers and/or their hardware platforms we depend on experience disruptions, security issues, or other performance deficiencies, if their hardware platforms are updated such that our software become incompatible, if their hardware platforms fail or becomes unavailable due to extended outages, interruptions, defects, or otherwise, if delivery of hardware platforms to end-users is disrupted, or if our customers are no longer able to secure materials on commercially reasonable terms or prices (or at all) to produce their respective hardware products, these issues could cause our revenue and margins to decline, result in errors or defects in the deployment of our software, or cause our reputation and brand to be damaged, and we could be exposed to legal or contractual liability, our expenses could increase, our ability to manage our operations could be interrupted, and our processes for managing our sales and servicing our customers could be impaired until customers with equivalent hardware platforms, if available, are identified, all of which may take significant time and resources, increase our costs, and could adversely affect our business, financial condition and results of operation.

We rely upon third-party providers of hardware infrastructure to host our products. Any disruption in the operations of these third-party providers, limitations on capacity or interference with our use could adversely affect our business, financial condition and results of operations.

Because our solutions are all software driven, we rely on the technology and infrastructure of third parties to deliver our software and systems. We do not have control over the operations of the facilities of the third parties that we use. If any these third-parties and/or their hardware products we depend on experience disruptions, security issues, or other performance deficiencies, if they are updated such that our software become incompatible, if hardware fails or becomes unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), these issues could result in errors or defects in our software, cause our software to fail, cause our revenue and margins to decline, or cause our reputation and brand to be damaged, and we could be exposed to legal or contractual liability, our expenses could increase, our ability to manage our operations could be interrupted, and our processes for managing our sales and servicing our customers could be impaired until equivalent hardware, if available, is identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and could adversely affect our business. Many of these third-party providers attempt to impose limitations on their liability for such errors, disruptions, defects, performance deficiencies, or failures, and if enforceable, we may have additional liability to our customers or third-party providers.

Material delays or defaults in customer payments could leave us unable to cover expenditures related to such customer’s projects, including the payment of our subcontractors.

Because of the nature of most of our contracts, we commit resources to projects prior to receiving payments from our customers in amounts sufficient to cover expenditures as they are incurred. In certain cases, these expenditures include paying our contractors. If a customer defaults in making its payments on a project or projects to which we have devoted significant resources, it could have a material adverse effect on our business, financial condition or results of operations.

Certain of our officers, employees, contractors and other service providers may work on projects that are inherently dangerous, and a failure to maintain a safe worksite could result in significant losses.

Certain of our project sites can place our officers, employees, contractors and other service providers and others, including third parties, in difficult or dangerous environments, and may involve difficult and hard to reach terrain, high elevation, or locations near large or complex equipment, moving vehicles, high voltage or other safety hazards or dangerous processes. Safety is a primary focus of our business and maintaining a good reputation for safety is critical to our business. Many of our customers require that we meet certain safety criteria to be eligible to bid on contracts. We maintain programs with the primary purpose of implementing effective health, safety and environmental procedures throughout our company.

Maintaining such programs involves variable costs which may increase as governmental, regulatory and industry safety standards evolve, and any increase in such costs may materially affect our business, financial condition or results of operations. Further, if we fail to implement appropriate safety procedures or if our procedures fail, our officers, employees, contractors and other service providers, including third parties, may suffer injuries. Failure to comply with such procedures, client contracts or applicable regulations, or the occurrence of such injuries, could subject us to material losses and liability and may adversely impact our ability to obtain projects in the future or to hire and retain talented officers, employees, contractors, and other services providers, therefore materially adversely affecting our business, financial condition or results of operations.

Our products may be subject to a lengthy sales cycle and our customers may cancel or change their product plans after we have expended substantial time and resources in the design of their products.

Many of our customers are conservative in their decision-making process. Sales cycles for new customers can vary in time depending on the complexity of the customer’s network, whether the customer is subject to governmental regulations, and annual budget cycles. During the potentially lengthy sales cycle, our potential customers may cancel or change their product plans. Customers may also discontinue products incorporating our software at any time or they may choose to replace our products with lower cost software. In addition, we are working with leading customers in our target markets to define our future products. If customers cancel, reduce or delay product orders from us, or choose not to release products that incorporate our software after we have spent substantial time and resources developing such products or assisting customers with their product design, our revenue levels may be less than anticipated and our business, results of operations and financial condition may be materially adversely affected.

Our marketing efforts depend significantly on our ability to receive positive references from our existing customers.

Our marketing efforts depend significantly on our ability to call on our current and past customers to provide positive references to new, potential customers. A material portion of our current pipeline activity is concentrated in the defense sector. Given our limited number of customers, the loss or dissatisfaction of any customer could substantially harm our brand and reputation, inhibit the market acceptance of our software and systems, and impair our ability to attract new customers and maintain existing customers.

Further, as we expand into new vertical and geographic end markets, references from existing customers could be similarly important. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

Real or perceived design flaws, errors, defects, glitches, bugs or malfunctions (collectively, flaws) in our software platforms and AI systems, failure of our software platforms and AI systems to perform as expected, connectivity issues or user errors can result in lower than expected return on investment for customers, unintended personal injury or property damage and significant security or safety concerns, each of which could materially and adversely affect our results of operations, financial condition or reputation.

The design, development and use of our software platforms and AI systems involve certain inherent risks. New software products generally suffer from flaws that are found, often as a result of customer use, and fixed over time. Real or perceived flaws in our products, connectivity issues, unanticipated or unintended use of our products, user errors or inadequate disclosure of risks relating to the use of our products, among others, can lead to injury, property damage or other adverse events. We have conducted, are conducting and plan to continue to conduct extensive testing of our software platforms and AI systems, in some instances in collaboration with our customers, to ensure that any such issues can be identified and addressed.

However, we may not be able to identify all such issues or, if identified, efforts to address them may not be effective in all cases, and our product testing may not be adequate. We plan to conduct investigations, where applicable, to identify the cause or causes of incidents and, when appropriate, implement changes to testing protocols or to the products to prevent such incidents from reoccurring. However, any implemented improvements may not fully prevent similar or other incidents in the future. Moreover, because of the size and weight of the third-party systems that may in the future use our software platforms and AI systems and related products, and the nature and variability of the environments in which we expect this software to be used, adverse events relating to the use of our products could include significant unintended injuries or death. To the extent that flaws or connectivity issues are discovered during or after product development, we may experience delays in the development and/or sale of our products while the issues are resolved. For example, we continue our efforts to increase product reliability and stability and conduct ordinary course product testing and debugging have at times resulted in product development delays. If any flaws and related issues that may arise cannot be adequately resolved, product sales may not occur and/or resume.

In addition, we may not be aware of defects until unintended injury to person or property has occurred.

Such adverse events could lead to safety alerts relating to our software platforms and AI systems (either voluntary or required by governmental authorities), and could result, in certain cases, in the removal of our products from the market. Defects could also result in negative publicity, damage to our reputation or, in the event of regulatory developments, delays in new product approvals.

Complex software may frequently experience errors, especially when first introduced. Our products are complex and may experience errors or performance problems in the future. A failure of any part of our software platforms and AI systems or related products could result in unintended property damage, serious injury or even death. We plan to implement bug fixes and upgrades as part of our regular software maintenance, which may lead to downtime. Even if we are able to implement bug fixes and upgrades in a timely manner, customers and operators also may fail to install updates and fixes to the software for several reasons, including poor connectivity or inattention. Any such occurrence could cause delay in market acceptance of our software platforms and AI systems, damage to our reputation, increased service and warranty costs, product liability claims and loss of revenue.

We anticipate that in the ordinary course of business we may be subject to product liability claims alleging defects in the design of our software platforms and AI systems. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs and high punitive damage payments, damage our reputation or require significant costs to redesign or fix our software or products.

Even if our software platforms and AI systems perform properly and are used as intended, if unintended personal injuries occur while operating third-party products that use our software platforms and AI systems, we could be exposed to liability and our results of operations, financial condition and reputation may be adversely affected.

Third-party systems that use our software platforms and AI systems will contain complex technology and must be used as designed and intended in order to operate safely and effectively. Even if our software platforms and AI systems are used as designed and intended, customers may not operate complex third-party systems that use our products safely and effectively. In addition, we cannot predict all the ways in which the proper use or misuse of our products can lead to unintended injury or damage to property, and our training resources and safety systems may not be successful at preventing all incidents. If unintended personal injury or damage to property were to occur while operating our products in a manner consistent with our training and instructions or otherwise, we could be exposed to liability and our results of operations, financial condition and reputation may be adversely affected.

The operation of unmanned systems in urban environments may be subject to risks, such as accidental collisions and transmission interference, which may limit demand for our software platforms and AI systems in such environments and harm our business and operating results.

Urban environments may present certain challenges to the operators of unmanned systems. Unmanned systems may accidentally collide with aircraft, persons or property, which could result in unintended injury, death or property damage and significantly damage the reputation of and support for unmanned systems in general. As the usage of unmanned systems has increased, particularly by military end-users, the danger of such collisions has increased. In addition, obstructions to effective transmissions in urban environments, such as large buildings, may limit the ability of the operator to utilize the aircraft for its intended purpose. The risks or limitations of operating unmanned systems in urban environments may limit their value in such environments, which may limit demand for software platforms and AI systems and consequently materially harm our business and operating results.

Our technology, software and systems have only been developed in the last several years and we have had only limited opportunities to deploy and assess their performance in the field at full scale.

The current generation of our Trident OS, MINAS and STYX technology platforms have only been developed in the last several years and will continue to evolve. Deploying and operating our technology is complex and, is done primarily by a small number of customers. As the number, size and complexity of our deployments grow, we may encounter unforeseen operational, technical and other challenges, some of which could cause significant delays, trigger contractual penalties, result in unanticipated expenses, and/or damage to our reputation, each of which could materially and adversely affect our business, financial condition and results of operations.

If we fail to respond to evolving technological changes, our software and systems could become obsolete or less competitive.

We operate in highly competitive industries characterized by new and rapidly evolving technologies, standards, regulations, customer requirements, as well as frequent product introductions and revisions. Accordingly, our operating results depend upon our ability to develop and introduce new software and systems, our ability to reduce production costs of our existing products. The process of developing new technologies and products is complex, and if we are unable to develop enhancements to, and new features for, our existing software and systems or acceptable new software and systems that keep pace with technological developments or industry standards, our products may become obsolete, less marketable and less competitive and our business, financial condition or results of operations could be significantly harmed.

We depend on our ability to develop new products and to enhance and sustain the quality of existing products.

Our growth and future success will depend, in part, on our ability to continue to design and develop new competitive products and to enhance and sustain the quality and marketability of our existing products. As such, we have made, and expect to continue to make, substantial investments in technology development. In the future, we may not have the necessary capital, or access to capital on acceptable terms, to fund necessary levels of research and development. Even with adequate capital resources, we may nonetheless experience unforeseen problems in the development or performance of our technologies or products. In addition, we may not meet our product development schedules and, even if we do, we may not develop new products fast enough to provide sufficient differentiation from our competitors’ products, which may be more successful.

We expect to incur substantial research and development costs and devote significant resources to identifying and commercializing new software and systems, which could significantly reduce our profitability and may never result in revenue to us.

Our future growth depends on penetrating new markets, adapting existing products to new applications and new environments, and introducing new software and systems that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new software and systems and enhance existing products. Further, our research and development programs may not produce successful results, and our new software and systems may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

If our products do not interoperate with our customers’ other systems, the purchase or deployment of our software and systems may be delayed or cancelled.

Our products are designed to interface with our customers’ other systems, each of which may have different specifications and utilize multiple protocol standards and products from other vendors. Our products will be required to interoperate with many or all of these products as well as future products in order to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ systems, we may need to modify our products or services to fix or overcome these errors so that our products will interoperate with the existing software and hardware, which could be costly and negatively affect our business, financial condition, and results of operations. In addition, if our software and systems do not interoperate with our customers’ systems, customers may seek to hold us liable, demand for our products could be adversely affected or orders for our products could be delayed or cancelled. This could hurt our operating results, damage our reputation or brand, and seriously harm our prospects, business, financial condition or results of operations.

We operate in competitive markets.

We face competition and new competitors will continue to emerge throughout the world. Services offered by our competitors may take a larger share of customer spending than anticipated, which could cause revenue generated from our software and systems to fall below expectations. It is expected that competition in these markets will intensify. If our competitors develop and market more successful products or services, offer competitive software and systems at lower price points, or if we do not produce consistently high-quality and well-received software and systems, our revenues, margins, and profitability will decline.

Our ability to compete effectively will depend on, among other things, the pricing of our services and products, quality of customer service and field support, development of new and enhanced software and systems in response to customer demands and changing technology, reach and quality of sales and distribution channels and capital resources. Competition could lead to a reduction in the rate at which we add new customers, a decrease in the size of our market share and a decline in our customers. Additionally, peace and cessation of conflicts may work against our competitive advantage, as we rely on deployment missions to continue our machine learning/AI capabilities.

We rely on our management team and need additional personnel to grow our business, and the loss of one or more key officers, employees, contractors and other service providers or our inability to attract and retain qualified personnel could harm our business, financial condition or results of operations.

We depend, in part, on the performance of Serhii Kupriienko, our Chief Executive Officer (Global) and Alexander Fink, our Chief Executive Officer (U.S.) and President to operate and grow our business. The loss of Messrs. Kupriienko or Fink could negatively impact our ability to execute our business strategies. Although we have entered into employment agreements with Messrs. Kupriienko and Fink, we may be unable to retain them or replace them if we lose their services for any reason.

Our future success will also depend on our ability to attract, retain and motivate highly skilled management, product development, software engineers, operations, sales, technical and other personnel in the U.S., Ukraine and elsewhere abroad. Even in today’s economic climate, competition for these types of personnel is intense. Given the potentially lengthy sales cycles deployment periods of our software platforms and AI systems, the loss of key personnel at any time could adversely affect our business, financial condition or results of operations.

Cyberattacks through security vulnerabilities could lead to disruption of business, reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

We have in the past and may again in the future be targeted by cyberattacks. Security vulnerabilities may arise from our software, employees, contractors or policies we have deployed, which may result in external parties gaining access to our networks, datacenters, cloud datacenters, corporate computers, systems, and or access to accounts we have at our suppliers, vendors, and customers. They may gain access to our data or our users’ or customers’ data or attack the networks causing denial of service or attempt to hold our data or systems in ransom. The vulnerability could be caused by inadequate account security practices such as failure to timely remove employee access when terminated. To mitigate these security issues, we have implemented measures throughout our organization, including firewalls, backups, encryption, employee information technology policies and user account policies. However, there can be no assurance these measures will be sufficient to avoid future cyberattacks. If any of these types of security breaches were to occur and we were unable to protect sensitive data, our relationships with our business partners and customers could be materially damaged, our reputation could be materially harmed, and we could be exposed to a risk of litigation and possible significant liability.

Further, if we fail to adequately maintain our infrastructure, we may have outages and data loss. Excessive outages may affect our ability to timely and efficiently deliver products to customers or develop new products and solutions. Such disruptions and data loss may adversely impact our ability to fulfill orders, patent our intellectual property or protect our source code, and interrupt other processes. Delayed sales or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

Unauthorized use or disclosure of, or access to, any personal information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors by an unauthorized party, or through employee or contractor error, theft or misuse, or otherwise, could harm our business. If any such unauthorized use or disclosure of, or access to, such personal information was to occur, our operations could be seriously disrupted, and we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.

Disruptions of the information technology systems or infrastructure of certain of our third-party vendors and service providers could also disrupt our businesses, damage our reputation, increase our costs, and have a material adverse effect on our business, financial condition and results of operations.

We rely heavily on the communications and information systems of third parties to conduct our business. For instance, we rely on common cloud infrastructure, such as cloud infrastructure operated by Amazon Web Services (“AWS”), Microsoft Azure (“Azure”) and Google Cloud (“Google”) to host or operate some or all of certain key products or functions of our business. Our customers need to be able to access our systems at any time, without interruption or degradation of performance. Our technological infrastructure depends, in part, on the virtual cloud infrastructure hosted by AWS, Azure and Google. Although we have disaster recovery plans that utilize multiple AWS, Azure and Google locations, any incident affecting their infrastructure could adversely affect our cloud-native platform. While we are able to manage a temporary service disruption of any single provider, a prolonged AWS, Azure or Google service disruption affecting our cloud-native platform, or a service disruption impacting each of AWS, Azure and Google simultaneously, would adversely impact our ability to service our customers and could damage our reputation with current and potential customers, expose us to liability, result in substantial costs for remediation, could cause us to lose customers, or otherwise harm our business, financial condition and results of operations. We may also incur significant costs for using alternative hosting sources or taking other actions in preparation for, or in reaction to, events that damage the AWS, Azure or Google services we use. Additionally, in the event that our AWS, Azure or Google service agreements are terminated, or there is a lapse of service, elimination of AWS, Azure or Google services or features that we utilize, or damage to such facilities, we could experience interruptions in access to our systems as well as significant delays and additional expenses in arranging for or creating new facilities or re-architecting our systems for deployment on a different cloud infrastructure service provider, which would adversely affect our business, financial condition, and results of operations.

All of our revenue is derived from our operations outside the U.S., which exposes us to risks inherent in doing business in each of the countries in which we operate, including Ukraine.

The global nature of our business and the significance of our international revenue create various domestic and local regulatory challenges and subject us to risks associated with our international operations. For the three months ended March 31, 2026 and 2025, all of our revenues were from non-U.S. operations in Ukraine. Operations in countries other than the U.S., including Ukraine, are subject to various risks, including:

•
global political, economic and market conditions, political disturbances, war, terrorist attacks, changes in global trade policies and tariffs, weak local economic conditions and international currency fluctuations;
•
general global economic repercussions related to U.S. and global inflationary pressures and potential recessionary concerns;
•
failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to those related to the military invasion by Russia in Ukraine, and environmental and tax and accounting laws, rules and regulations;
•
changes in, and the administration of, treaties, laws, and regulations, including in response to issues related to the military invasion by Russia in Ukraine and the conflicts in the Middle East, and the potential for such issues to exacerbate other risks we face;
•
exposure to expropriation of our assets, deprivation of contract rights or other governmental actions;
•
social unrest, acts of terrorism, war or other armed conflict;
•
fraud and political corruption;
•
varying international laws and regulations;
•
adequate responses to a pandemic and related restrictions;
•
confiscatory taxation or other adverse tax policies;
•
trade and economic sanctions or other restrictions imposed by the EU, the United Kingdom, the U.S. or other countries, including in response to the military invasion by Russia in Ukraine;
•
conflicts between compliance with anti-bribery and anticorruption laws and existing local customs and practices leading to exposure under the U.S. Foreign Corrupt Practices Act of 1977 or similar governmental legislation in other countries; and
•
restrictions on the repatriation of income or capital.

We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery and anticorruption laws may conflict with local customs and practices. In addition, Ukrainian markets have historically experienced heightened volatility due to the uncertainties generated by corruption and bribery allegations and investigations of certain prominent politicians. In addition, certain media posts and reports of corruption, or allegations of corruption, in Ukraine may have an adverse effect on the public perception and reputation of companies conducting business in Ukraine and may adversely affect the trading price of our common stock. Our value and stock price could also be adversely affected by illegal activities by others, corruption or by claims, even if groundless, implicating us in illegal activities.

We may pursue additional strategic transactions in the future, which could be difficult to implement, disrupt our business or change our business profile significantly.

We intend to consider additional potential strategic transactions, which could involve acquisitions of businesses or assets, joint ventures or investments in businesses, products or technologies that expand, complement or otherwise relate to our current or future business. Specifically, we believe there is a significant opportunity to acquire best-in-class technologies and world-class teams in related and adjacent defense technology markets. As a hardware-agnostic software company, we have good visibility into the ecosystem and real-world data that helps us understand which technologies work well and which teams deliver good value to the battlefield. We plan to explore the market and look for opportunities to expand our presence and market position through strategic acquisitions. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. Should our relationships fail to materialize into significant agreements, or should we fail to work efficiently with these companies, we may lose sales and marketing opportunities and our business, results of operations and financial condition could be adversely affected.

These activities, if successful, create risks such as, among others: (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; (iv) potential unknown or unquantifiable liabilities associated with the target company; and (v) diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (i) substantial investment of funds or financings by issuance of debt or equity securities; (ii) substantial investment with respect to technology transfers and operational integration; and (iii) the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of our existing stockholders or result in the issuance of, or assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources. Any such activities may not be successful in generating revenue, income or other returns, and any resources we committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access the capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability to take advantage of growth opportunities or address risks associated with acquisitions or investments in businesses may negatively affect our operating results.

Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings. Future acquisitions or joint ventures may not result in their anticipated benefits, and we may not be able to properly integrate acquired products, technologies or businesses with our existing products and operations or successfully combine personnel and cultures. Failure to do so could deprive us of the intended benefits of those acquisitions.

If we are required to write down goodwill and other intangible assets, our financial condition and results could be negatively affected.

Goodwill impairment arises when there is deterioration in the capabilities of acquired assets to generate cash flows, and the fair value of the goodwill dips below its book value. We are required to review our goodwill for impairment at least annually. Events that may trigger goodwill impairment include deterioration in economic conditions, increased competition, loss of key personnel, and regulatory action. Should any of these occur, an impairment of goodwill could have a negative effect on our assets.

Our international business operations are subject to unique risks and challenges that create increased uncertainty in these markets.

Significant portions of our operations, including our development team, are located in Ukraine, and as such, our business is subject to unique risks associated with operating in a military occupied region. These risks can include potentially dynamic social, political and economic environments; civil disturbances, unrest, or violence including terrorism associated with operating primarily in a military occupied region; volatile labor conditions due to strikes and general difficulties in staffing international operations with highly qualified personnel; and logistical and communication challenges. Unexpected changes in regulatory requirements in foreign countries as well as inconsistent regulations, diverse licensing, and legal and tax requirements that differ from one country to another could also adversely affect our international projects. Additionally, there may be limitations on our ability to repatriate foreign earnings in certain jurisdictions.

We have significant exposure to fluctuations in foreign currency exchange rates.

We conduct a significant portion of its operations outside of the U.S., which also operate in their respective local currencies, the most significant of which are currently the Ukrainian Hryvnia and the Euro. Therefore, our international operations accounts for a significant portion of our overall operations and we have significant exposure to fluctuations in foreign currency exchange rates. Because our financial statements continue to be presented in U.S. dollars, the local currencies will be translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, thereby increasing the foreign exchange translation risk.

Military invasion, terrorism, and other acts of violence, or the cessation thereof, may affect the markets in which we operate, our employees, our contractors, our clients and our product and service delivery.

Our business may be adversely affected by regional or global instability, disruption or destruction, regardless of cause, including military invasion, terrorism, riot, civil insurrection or social unrest. For example, the large-scale military invasion by Russia of Ukraine affects, the ongoing conflict in the Middle East, and the recent Israel/U.S. – Iran conflict may affect, the markets in which we operate. In particular, tensions and hostilities involving Iran, including any escalation of armed conflict between Iran and other countries in the region, and related attacks by state actors or non-state actors (including terrorist organizations or Iran-backed proxy groups), have contributed and may continue to contribute to regional instability. Such instability could include, among other things, military operations, missile or drone attacks, cyberattacks, disruptions to transportation routes (including in and around the Red Sea), increased energy price volatility, sanctions or export controls, increased insurance costs or reduced availability of insurance coverage, and heightened uncertainty in global finance markets. Such developments could also increase volatility in the trading price of our common stock and adversely affect our ability to access capital markets or raise additional capital on acceptable terms. Such events may also cause clients to delay their decisions on spending for the software and systems provided by us and give rise to sudden significant changes in regional and global economic conditions and cycles. In addition, such events may adversely affect defense procurement priorities, timing and budgets (including reallocations and delays), which could adversely affect the timing and amount of demand for our software and services. Additionally, the cessation of such conflicts could materially adversely affect the demand for our products. Sales of our products primarily occur in the defense sector for battlefield operations, and should ongoing conflicts cease, the demand for our products will decrease and constrain the growth of our operational dataset of combat missions that provide us with training data, edge case identification, failure mode analysis and performance validation that are currently otherwise unavailable to our competitors. These events pose risks that could materially adversely affect our financial results.

Additionally, we have significant operations, employees and contractors located in Ukraine. As a result of the military invasion by Russia, negative or uncertain political climates in Ukraine, including but not limited to, military activities or civil hostilities, criminal activities and other acts of violence, infrastructure disruption, natural disasters or other conditions could adversely affect our operations in Ukraine or cause us to exit the Ukrainian market. Additionally, some of our Ukraine-based team members may be forced to relocate to other countries and within Ukraine and are subject to life-threatening attacks while located there. We are closely monitoring the situation and are committed to caring for our colleagues in the region. The ongoing conflict could cause harm to our team members and otherwise impair their ability to work for extended periods of time. Since the majority of our developers are currently located in Ukraine, this could have large scale effects natural adverse on our operations. The conflict could also disrupt telecommunications systems, banks and other critical infrastructure necessary to conduct business in Ukraine. Additionally, we are actively seeking to hire in Poland, which neighbors Ukraine. We may be forced to cease hiring or face additional risks if Poland is affected by the ongoing conflict. The scope of the impact of the military invasion in Ukraine is impossible to predict at this time and could have an adverse impact on our business.

Our operations may be disrupted by the obligations of our personnel to perform military service.

Many of our employees and contractors in Ukraine are subject to compulsory military service and could be called to active duty in certain circumstances. Our operations could be disrupted by the absence of a significant number of our employees or contractors related to military service or the absence for extended periods of military service of one or more of our key employees or contractors. Military service requirements for our employees or contractors could materially adversely affect our business, results of operations and financial condition.

We may not be able to secure adequate insurance policies, or secure insurance policies at reasonable prices.

We maintain general liability insurance, directors and officers insurance, and other insurance policies and we believe our level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at a reasonable cost. Further, we expect our insurance needs and costs to increase as we grow our commercial operations and expand into new markets and it is uncertain if such insurance will be available on commercially reasonable terms.

We may be affected by operational risks and may not be adequately insured for certain risks.

We may be affected by a number of operational risks and may not be adequately insured for certain risks, including: labor disputes; catastrophic accidents; fires; blockades or other acts of social activism; changes in the regulatory environment; impact of non-compliance with laws and regulations; natural phenomena, such as inclement weather conditions, floods, earthquakes and ground movements. There is no assurance that the foregoing risks and hazards will not result in damage to, or destruction of, our technologies, personal injury or death, environmental damage, adverse impacts on our operations, costs, monetary losses, potential legal liability and adverse governmental action, any of which could have an adverse impact on our future cash flows, earnings and financial condition. Furthermore, the unmanned aircraft systems industry lacks a formative insurance market. As a result, we may be subject to or affected by liability or sustain loss for certain risks and hazards against which we cannot insure or which we may elect not to insure because of the cost. This lack of insurance coverage could have an adverse impact on our future cash flows, earnings, results of operations and financial condition.

Our cash could be adversely affected if the financial institutions in which we hold our cash fail.

We maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks. The domestic bank deposit balances may exceed the FDIC insurance limits. Also, in the foreign markets we serve, we also maintain cash deposits in foreign banks, some of which are not insured or partially insured by the FDIC or other similar agency. These balances could be impacted if one or more of the financial institutions in which we deposit monies fails or is subject to other adverse conditions in the financial or credit markets.

Litigation may adversely affect our business, financial condition, and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial condition as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a significant diversion of our resources, and there is no guarantee that we will be able to successfully defend against any such litigation regardless of particular merits. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may not be available on favorable terms, at all, or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business, financial condition and the results of our operations.

Investors in the U.S. may have difficulty bringing actions and enforcing judgments against certain of our directors and officers based on securities law civil liability provisions.

While we are incorporated under the laws of the State of Delaware, Serhii Kupriienko, our principal executive officer, resides outside the U.S. As a result, it may be difficult for U.S. investors to effect service of process within the U.S. upon Mr. Kupriienko to enforce against him judgments of the courts of the U.S. predicated upon, among other things, the civil liability provisions of federal securities laws of the U.S.

Risks Related to Regulatory Requirements

The drone industry is subject to various laws and government regulations which could complicate and delay our ability to introduce products, maintain compliance, and avoid violations which could negatively impact our financial condition and results of operations.

We operate in the drone industry which is a highly regulated environment in the U.S. and international markets. Federal, state, and local governmental entities and foreign governments may regulate aspects of the industry, including the production or distribution of our products, software or services. These regulations may include accounting standards, taxation requirements, product safety, trade restrictions, environmental regulations, products directed toward children or hobbyists, and other administrative and regulatory restrictions. While we endeavor to take all the steps necessary to comply with these laws and regulations, there can be no assurance that we can maintain compliance on a continuing basis. Failure to comply could result in monetary liabilities and other sanctions which could increase our costs or decrease our revenue resulting in a negative impact on our business, financial condition and results of operations.

We and our customers operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical.

Our software and systems are subject to federal, state, local and foreign laws and regulations. Laws and regulations applicable to us and our products govern, among other things, the manner in which our products communicate. Additionally, our customers are often regulated by national, state and/or local bodies, including, without limitation, the Ukrainian Ministry of Defense, Ukrainian Ministry of Strategic Industries, Ukrainian Ministry of Digital Transformation and other bodies. Prospective customers may be required to gain approval from any or all of these organizations prior to implementing our software and systems, including specific permissions related to the cost recovery of these systems. Regulatory agencies may impose special requirements for implementation and operation of our products, which may result in unforeseen delays. We may incur material costs or liabilities in complying with government regulations applicable to us or our customers. In addition, potentially significant expenditures could be required in order to comply with evolving regulations and requirements that may be adopted or imposed on us or our customers in the future. Such costs could make our products less economical and could impact our customers’ willingness to adopt our products, which could materially and adversely affect our revenue, results of operations and financial condition.

Failure to obtain any necessary regulatory approvals from the U.S. Federal Aviation Administration (“FAA”), the Federal Communications Commission (“FCC”) or other governmental agencies, or limitations put on the use of small UAS in response to public privacy and other concerns, may prevent us from expanding the sales of our software platforms and AI systems to defense industrial and government customers in the U.S.

The regulation of small UAS for commercial use in the U.S. is undergoing substantial change and the ultimate treatment is uncertain.

On February 14, 2012, the FAA Modernization and Reform Act of 2012 was enacted, establishing various deadlines for the FAA to allow expanded use of small UAS for both public and commercial applications. On June 21, 2016, the FAA released its final rules regarding the routine use of certain small UAS (under 55 pounds) in the U.S. National Airspace System pursuant to the act (the “Part 107 Rules”). The Part 107 Rules, which became effective in August 2016, provided safety regulations for small UAS conducting non-recreational operations and contain various limitations and restrictions for such operations, including a requirement that operators keep UAS within visual-line-of-sight and prohibiting flights over unprotected people on the ground who are not directly participating in the operation of the UAS. On December 28, 2020, the FAA announced final rules requiring remote identification of drones and allowing operators of small drones to fly over people and at night under certain conditions. On June 8, 2021, the FAA announced the formation of an Aviation Rulemaking Committee (“ARC”) to develop new rules to further define regulations for the operations of UAS Beyond Visual Line-of-Site (“BVLOS”). The timing of additional rulemaking is uncertain as is the outcome of the still developing regulatory environment related to the operation of small UAS. Additionally, recent focus on reducing the size of the federal workforce could negatively impact the availability of resources within the FAA which could delay our progress towards certification.

Pursuant to the Secure and Trusted Communications Networks Act of 2019, the FCC created and maintains a list (“Covered List”) of telecommunications services and equipment that pose an unacceptable risk to the national security of the U.S. The FCC periodically updates the Covered List, and companies that appear on the Covered List are subject to change based on the security determinations of the FCC and other U.S. Federal agencies with which the FCC works. Categories of equipment made by companies, including equipment manufactured by their subsidiaries or affiliates, on the Covered List cannot be authorized in the U.S. On December 22, 2025, the FCC’s Public Safety and Homeland Security Bureau announced a significant expansion of its Covered List. The FCC added all UAS and UAS critical components produced in foreign countries to the Covered List, based on a national security determination that such items pose an unacceptable risk to U.S. national security. This means that such items will not be approved by the FCC for import, sale, or use in the U.S. However, particular UAS and UAS critical components can be removed if the U.S. Department of Defense or Department of Homeland Security makes a specific determination that an item or class of items does not pose an unacceptable national security risk. Additionally, the FCC has since clarified in FAQs that the Covered List “does not affect sales to DoW, DHS or any other federal agencies” within the U.S., as those agencies have their own acquisition regulations that instead apply.

We cannot assure you that any final rules enacted in furtherance of the FAA’s announced proposals will result in the expanded use of our software platforms and AI systems by commercial and defense industrial entities or that an exemption from the FCC’s Covered List will be available. In addition, there exists public concern regarding the privacy and other implications of U.S. commercial use of small UAS. This concern has included calls to develop explicit written policies and procedures establishing usage limitations. We cannot assure you that the response from regulatory agencies, customers and privacy advocates to these concerns will not delay or restrict the adoption of small UAS by the commercial use markets.

Our business is subject to federal, state and international laws regarding data protection, privacy, and information security, as well as confidentiality obligations under various agreements, and our actual or perceived failure to comply with such obligations could damage our reputation, expose us to litigation risk and adversely affect our business and operating results.

In connection with our business, we receive, collect, process and retain certain personal and confidential customer information. As a result, we are subject to increasingly rigorous federal, state and international laws regarding privacy and data protection. Personal privacy, data protection and information security are significant issues in the U.S. and the other jurisdictions where we offer our software and systems. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies and various state, local and foreign bodies and agencies. We also execute confidentiality and data protection agreements with various parties under which we are required to protect their confidential information.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals, including end-customers and employees. In the U.S., the FTC and many state attorney generals are applying federal and state consumer protection laws to the online collection, use and dissemination of data. Additionally, many foreign countries and governmental bodies, and other jurisdictions in which we currently or may in the future operate or conduct our business, have laws and regulations concerning the processing of personal information obtained from their residents or by businesses operating within or processing personal information that falls within their jurisdiction. These laws and regulations often are more restrictive than those in the U.S. in certain areas, whereas U.S. laws may impose requirements not included in their international counterparts. Such laws and regulations may, for example, require companies to implement new privacy and security policies and practices, permit individuals to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the U.S., the EU and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. For example, the California Consumer Privacy Act, which became effective in 2020, provides new data privacy rights for consumers and new operational requirements for companies. Additionally, we expect that existing laws, regulations and standards may be interpreted differently in the future. There remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the EU to the U.S. with regulations such as the recently adopted

General Data Protection Regulation (“GDPR”), which imposes more stringent EU data protection requirements, provides an enforcement authority, and imposes large penalties for noncompliance. Future laws, regulations, standards and other obligations, including the adoption of the GDPR, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

Although we are working to comply with those federal, state and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, such laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our products. As such, we cannot assure ongoing compliance with all such laws or regulations, industry standards, contractual obligations and other legal obligations, and our efforts to do so may cause us to incur significant costs or require changes to our business practices, which could adversely affect our business and operating results. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business and operating results.

We are subject to numerous legal and regulatory regimes, and we could be harmed by changes to, or the interpretation or the application of, the laws and regulations of each of the jurisdictions in which we operate.

Our operations extend beyond the U.S. The international scope of our business may require us to comply with a wide range of national and local laws and regulations, which may in certain cases diverge from or even conflict with each other. Restrictions imposed on us by foreign governments, as a result of strategic ties and treaties with foreign countries, may limit our activities and access to certain countries, in a manner that may restrict and even prevent in certain situations our operations in certain countries and affect our results.

With the potential geographic expansion of our business, and that of our subsidiaries, into new markets, we have become subject to additional and changing legal, regulatory, tax, licensing, and compliance requirements and industry standards.

In countries where we currently or may eventually operate, legislators and regulatory authorities may introduce new interpretations of existing laws and regulations or introduce new legislation or regulations concerning our business. Changes in government regulation of or successful challenges to the business model used by us in certain markets may require us to change our existing business models and operations. Any additional regulatory scrutiny or changes in legal requirements may impose significant compliance costs and make it uneconomical for us to continue to operate in all of the current markets or to expand in accordance with our strategy, particularly if regulations or their interpretations vary greatly or conflict between different operating countries. This may negatively impact our revenue and profitability by preventing our business from reaching sufficient scale in particular markets or having to change our business model or incur additional costs, which would adversely impact business. Our inability, or perceived inability, to comply with existing or new compliance obligations, could lead to regulatory scrutiny, which could result in administrative or enforcement action, such as fines, penalties, and/or enforceable undertakings and adversely affect our business.

We may become subject to increasing global trade laws and regulations.

We may become subject to increasing global trade laws and regulations, including economic sanctions, export controls, and import laws. Failure to comply with global trade laws and regulations can result in penalties and reputational harm. Our international sales efforts expose us to increased risk under these laws and regulations, and increasing and evolving global trade laws could impact our business.

In addition, the global economy has recently seen a rise in tariffs and threats of tariffs. While tariffs have not had a material impact on our business, financial condition or results of operations to date, new tariffs could increase the costs of raw materials and other goods, both for us and our suppliers, which could impact our business.

Risks Related to our Intellectual Property

Our ability to protect our intellectual property and proprietary technology is uncertain.

We rely primarily on patent and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies and intellectual property. As of this filing, we held a total of one (1) pending provisional application in the U.S. and two (2) pending non-provisional patent applications in the U.S. Our intellectual property incorporates internally developed software design incorporating machine and computer vision and was developed with AI and machine learning techniques. This intellectual property is critical to the development of end-to-end systems which reliably enable the automated operation of unmanned systems in real-world environments.

We have applied for patent protection relating to certain existing and proposed products and processes. Currently, our pending U.S. patent applications relate to our Trident OS, MINAS and STYX solutions and are therefore important to the functionality of our products. If we fail to timely file a patent application in any jurisdiction, we may be precluded from doing so at a later date. Furthermore, we cannot assure you that any of our patent applications will be approved in a timely manner or at all. The rights we are seeking to have granted in our pending patent applications may not be meaningful or provide us with any commercial advantage. In addition, those rights, should they be granted, could be opposed, contested or circumvented by our competitors, or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of any patent that we may obtain to adequately protect our technology might make it easier or cheaper for our competitors to offer the same or similar products or technologies. Even if we are successful in receiving patent protection for certain products and processes, our competitors may be able to design around our patents or develop products that provide outcomes which are comparable or superior to ours without infringing on our intellectual property rights. In the event we also pursue patent protection in foreign jurisdictions, due to differences between foreign and U.S. patent laws, any patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S. Even if patents are granted outside the U.S., effective enforcement in those countries may not be available without significant cost and time expense or at all.

We also rely on trade secrets, know-how and technology, which are not protectable by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality agreements and intellectual property assignment agreements with our officers, employees, contractors and other service providers regarding our intellectual property and proprietary technology. In the event of unauthorized use or disclosure or other breaches of those agreements, we may not be provided with meaningful protection for our trade secrets or other proprietary information. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, officers, employees, contractors and other service providers use intellectual property owned by others in their work for us, disputes may arise as to the rights in the related or resulting know-how and inventions. If any of our trade secrets, know-how or other technologies not protected by a patent were to be disclosed to or independently developed by a competitor, our business, financial condition and results of operations could be materially adversely affected. A substantial part of such knowledge is possessed by our development team in Ukraine who have at-will consulting agreements with us and are located in areas subject to attack by Russia.

If a competitor infringes upon any patents that we may obtain, trademarks that we may obtain or other intellectual property rights, enforcing those patents, trademarks and other rights may be costly, difficult and time consuming. Patent law relating to the scope of claims in the industry in which we operate is subject to rapid change and constant evolution and, consequently, patent positions in our industry can be uncertain. Even if successful, litigation to defend our patents against challenges or to enforce our intellectual property rights could be expensive and time consuming and could divert management’s attention from managing our business. Moreover, we may not have sufficient resources or desire to defend any patents or trademarks that we may obtain against challenges or to enforce our intellectual property rights. Litigation also puts any patents that we may obtain at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us.

We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may harm our business, financial condition and operating results.

Our business may suffer if it is alleged or found that our products infringe the intellectual property rights of others.

Our industry is characterized by the existence of a large number of patents and by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, individuals and groups have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements from companies like ours. To date we have received no claims with respect to our infringement of intellectual property or patents but, in the future, third parties may claim that we are infringing upon their patents or other intellectual property rights. In addition, we may be or may become contractually obligated to indemnify our customers or other third parties that use or resell our products in the event our products are alleged to infringe a third-party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations. Further, claims of intellectual property infringement might require us to redesign affected products, delay affected product offerings, enter into costly settlement or license agreements or pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing, selling or distributing the affected products. If we cannot or do not license the alleged infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and earnings could be adversely impacted. Additionally, our customers may not purchase our products if they are concerned that our products infringe third-party intellectual property rights. This could reduce the market opportunity for the sale of our software and systems. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect the confidentiality of our proprietary information, the value of our technology and products could be adversely affected.

We rely on our unpatented technology, trade secrets and know-how. We generally seek to protect this information by confidentiality, non-disclosure and assignment of invention agreements with our officers, employees, contractors and other service providers and with parties with which we do business. These agreements may be breached, which breach may result in the misappropriation of such information, and we may not have adequate remedies for any such breach. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology.

Moreover, our trade secrets may be disclosed to or otherwise become known or be independently developed by competitors. To the extent that our officers, employees, contractors, other service providers, or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. If, for any of the above reasons, our intellectual property is disclosed or misappropriated, it would harm our ability to protect our rights and have a material adverse effect on our business, financial condition, and results of operations.

The use of open source software in our products, processes and technology may expose us to additional risks and compromise our proprietary intellectual property.

The use of open source software in our products, processes and technology may expose us to additional risks and compromise our proprietary intellectual property. Our products, processes and technology sometimes utilize and incorporate software that is subject to an open source license. Open source software is typically freely accessible, usable and modifiable. Certain open source software licenses, such as the GNU General Public License, require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on terms unfavorable to us or at no cost. This can subject previously proprietary software to open source license terms.

While we monitor the use of open source software in our products, processes and technology and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product, processes or technology when we do not wish to do so, such use could inadvertently occur. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third-party for our products, processes or technology, we could, under certain circumstances, be required to disclose the source code to our products, processes or technology. This could harm our intellectual property position and our business, results of operations and financial condition.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•
we or any collaborators might not have been the first to make the inventions covered by the pending patent applications that we own;
•
we might not have been the first to file patent applications covering certain of our inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•
it is possible that our pending patent applications will not lead to issued patents;
•
any issued patents that we may obtain and own may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;

•
our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets; and
•
we may not develop additional proprietary technologies that are patentable.

Risks Related to our Financial Results

We will need to generate significant sales to achieve profitable operations.

We intend to increase our operating expenses substantially in connection with the planned expansion of our business, establishment of our sales and marketing infrastructure, our ongoing research and development activities, and the commensurate development of our management and administrative functions, but there is no guarantee that we will succeed in these endeavors. We will need to generate significant sales to achieve profitability, and we might not be able to do so. Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we expect, or if our operating expenses exceed our expectations, our business, financial condition and results of operations may be adversely affected.

If business growth falls short of expectations, we may need to obtain additional capital to fund our growth, operations, and obligations.

We may require additional capital to fund our growth, operations, and obligations if our growth plan falls short or takes more time than we anticipate. As our business has grown, we have managed periods of tight liquidity by accessing capital from our stockholders and their affiliates. Our capital requirements will depend on several factors, including:

•
our ability to enter into new agreements with customers or to extend the terms of our existing agreements with customers, and the terms of such agreements;
•
the success of our sales efforts;
•
our working capital requirements related to the costs of inventory and accounts receivable;
•
costs of recruiting and retaining qualified personnel;
•
expenditures and investments to implement our business strategy; and
•
the identification and successful completion of acquisitions.

We may seek additional funds through equity or debt offerings and/or borrowings under notes payable, lines of credit or other sources. We do not know whether additional financing will be available on commercially acceptable terms or at all, when needed. For example, increases in interest rates could negatively impact the costs of seeking additional funds through debt offerings and/or borrowings. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect our business, financial condition or results of operations.

Our revenue is not predictable and recognition of a significant portion of it will be deferred into future periods.

Once a customer decides to move forward with a large-scale deployment of our software and systems, the timing of and our ability to recognize related revenue will depend on several factors, some of which may not be under our control. These factors include shipment schedules that may be delayed or subject to modification, the rate at which our utility customers choose to deploy our products in their network, customer acceptance of all or any part of our software and systems, our contractual commitments to provide new or enhanced functionality at some point in the future, other contractual provisions such as liquidated damages, our suppliers’ ability to provide an adequate supply of components, the requirement to obtain regulatory approval, and our ability to deliver quality products according to expected schedules. In light of these factors, the application of complex revenue recognition rules to our software and systems has required us to defer, and in the future will likely continue to require us to defer, a significant amount of revenue until undetermined future periods. It may be difficult to predict the amount of revenue that we will recognize in any given period and amounts recognized may fluctuate significantly from one period to the next.

If our internal controls over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

As a public company, we will be required to maintain internal control over financial reporting and disclosure controls and procedures. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including enforcement actions by the SEC, and we could be required to restate our financial results, any of which would require additional financial and management resources.

If material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.

We continue to invest in more robust technology and resources to manage those reporting requirements. Implementing the appropriate changes to our internal controls may distract our officers and employees, result in substantial costs and require significant time to complete. Any difficulties or delays in implementing these controls could impact our ability to timely report our financial results. For these reasons, we may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. As a result, our investors could lose confidence in our reported financial information, and our stock price could decline.

In addition, any such changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy could prevent us from accurately reporting our financial results.

Risks Related to Our Common Stock

The trading price of the shares of our common stock is volatile, and purchasers of our common stock could incur substantial losses.

The trading price of our common stock is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and others, including:

•
regulatory or legal developments in the U.S. and foreign countries;
•
announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•
the degree and rate of market adoption of any of our current and future products;
•
development, supply or distribution delays or shortages;
•
any changes to our relationship with any developers, suppliers, collaborators or other strategic partners;
•
achievement of expected product sales and profitability;
•
variations in our financial results or those of companies that are perceived to be similar to us, including variations from expectations of securities analysts or investors;
•
market conditions and issuance of securities analysts’ reports or recommendations;
•
trading volume of our common stock;
•
an inability to obtain additional funding or obtaining funding on unattractive terms;
•
sales of our stock by us, our insiders or our stockholders, as well as the anticipation of lock-up releases;
•
general economic, industry and market conditions other events or factors, many of which are beyond our control;

•
actual or anticipated fluctuations in our financial condition and results of operations;
•
announcement or progression of geopolitical events, including in relation to the military invasion by Russia in Ukraine and the conflicts in the Middle East;
•
additions or departures of senior management or key personnel;
•
intellectual property, product liability or other litigation against us or our inability to enforce our intellectual property;
•
changes in our capital structure, such as future issuances of securities and the incurrence of additional debt; and
•
changes in accounting standards, policies, guidelines, interpretations or principles.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their common stock and may otherwise negatively affect the liquidity of the trading market for our common stock.

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval and may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 53% of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transactions, as well as our management and business affairs, which may prevent other investors from influencing some or all of the foregoing. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current market price of our common stock and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

We may issue more shares to raise additional capital, which may result in substantial dilution.

Our third amended and restated certificate of incorporation will authorize the issuance of a maximum of 200,000,000 shares of common stock. Any additional financings effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may be higher or lower than the price per share of our common stock at that time. Also as of March 31, 2026, we have reserved 5,643,900, 3,846,045 and 5,400,000 shares of common stock for issuance pursuant to awards under the 2023 Stock Plan, 2024 Stock Plan and 2026 Plan, respectively. As of March 31, 2026, the number of securities remaining available for future issuance under the 2023 Plan and 2024 Plan was zero shares of common stock. In connection with our IPO, we adopted the 2026 Plan authorizing the future issuance of up to 5,400,000 shares of common stock (plus any shares underlying outstanding stock awards granted under our 2024 Plan that expire or are repurchased, forfeited, cancelled or withheld). As of March 31, 2026, the number of securities remaining available for issuance pursuant to awards under the 2026 Equity Plan was 4,871,168. The issuance of such additional shares of common stock, or securities convertible or exchangeable into common stock, may cause the price of our common stock to decline. Additionally, if all or a substantial portion of these shares are resold into the public markets then the trading price of our common stock may decline.

Our board of directors may issue and fix the terms of shares of our preferred stock without stockholder approval, which could adversely affect the voting power of holders of our common stock or any change in control of our Company.

Our third amended and restated certificate of incorporation will authorize the issuance of a maximum of 10,000,000 shares of “blank check” preferred stock, $0.00001 par value per share, with such designation rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without the need to obtain stockholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, any future debt agreements may preclude us from paying dividends. For the foreseeable future, any return to stockholders will therefore be limited to the appreciation of their stock. There is no guarantee that’s hares of our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares. Investors seeking cash dividends should not purchase our common stock. See “Dividend Policy” for additional information.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange osar system. If we do not retain a listing on Nasdaq and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling shares.

Sales, or the possibility of sales, of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity or equity-linked securities.

In connection with our IPO, we sold 3,450,000 shares of common stock. As of March 31, 2026, we had outstanding a total of 11,210,256 shares of common stock, after giving effect to the issuance of shares upon the exercise of options during the three months ended March 31, 2026 and the conversion of all of our outstanding shares of convertible preferred stock into (i) 6,137,634 shares of common stock and (ii) pre-funded warrants to purchase up to 1,799,970 shares of common stock that occurred in connection with our IPO.

In connection with our IPO, our directors and executive officers and holders of substantially all of our outstanding securities entered into lock-up agreements pursuant to which they may not, with limited exceptions, for a period of 180 days from March 18, 2026, sell or otherwise transfer or dispose of any of our securities, without the prior written consent of Lucid Capital Markets LLC (“Lucid Capital Markets”). These lock-up agreements are expected to expire on or about September 15, 2026. Lucid Capital Markets may permit our officers, directors and other securityholders who are subject to the lock-up agreements to sell shares prior to the expiration of the lock-up agreements at any time in their sole discretion. Sales of these shares, or perceptions that they will be sold, could cause the trading price of our common stock to decline. After the lock-up agreements expire, up to an additional 9,348,579 shares of common stock will be eligible for sale in the public market, of which 5,285,783 shares will be held (assuming full exercise of the pre-funded warrants) by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act

The holders of (i) 6,137,634 shares of common stock and (ii) pre-funded warrants to purchase up to 1,799,970 shares of common stock, or approximately 63.0% of our total outstanding common stock based on shares outstanding as of March 31, 2026, are entitled to rights with respect to the registration of their securities under the Securities Act, subject to vesting and the 180-day lock-up agreements described above. See “Description of Capital Stock — Registration Rights.” Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of our IPO on March 18, 2026. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer”, as defined under the Exchange Act, our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in connection with registered securities offerings;
•
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;
•
not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, unless the SEC determines the new rules are necessary for protecting the public;
•
reduced disclosure obligations regarding executive compensation; and
•
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We have taken advantage of reduced reporting burdens in this prospectus. In particular, in this periodic report, we have provided only unaudited interim consolidated financial statements. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this exemption and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes- Oxley Act.

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our third amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a merger, acquisition, or other change in control of our company or changes in our board of directors that our stockholders might consider favorable, including transactions in which you might otherwise receive a premium for your shares. Some of these provisions include:

•
a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•
a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at an annual or special meeting of our stockholders;
•
a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;

•
advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•
a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than 75% of all outstanding shares of our voting stock then entitled to vote in the election of directors;
•
a requirement of approval of not less than 75% of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and
•
the authority of the board of directors to issue convertible preferred stock on terms determined by the board of directors without stockholder approval and which convertible preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our third amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change in control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our third amended and restated certificate of designates certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our third amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action or proceeding asserting a claim of breach of fiduciary duty owed by any of our current or former directors, officers, employees or agents to us or our stockholders, (iii) any action or proceeding asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware or our certificate of incorporation or bylaws (in each case, as they may be amended from time to time), (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our third amended and restated certificate of incorporation or bylaws, (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware, or (vi) any action asserting a claim against us or any of our directors, officers or employees that is governed by the internal affairs doctrine. In addition, our third amended and restated certificate of incorporation will provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions. We recognize that the forum selection clause in our third amended and restated certificate of incorporation may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the forum selection clause in our third amended and restated certificate of incorporation may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders. Alternatively, if a court were to find the choice of forum provisions contained in our third amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

Because the applicability of the exclusive forum provision is limited to the extent permitted by applicable law, we do not intend that the exclusive forum provision would apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. We also acknowledge that Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and that there is uncertainty as to whether a court would enforce an exclusive forum provision for actions arising under the Securities Act, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder.

General Risk Factors

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and even if we are successful in remediating our material weaknesses, any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which requires, among other things that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring the establishment and maintenance of effective disclosure and financial reporting controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act concerning areas such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period, which may be up to five years from the closing of our IPO. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have an adverse effect on our business. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. If we fail to comply with these laws, we could face civil or criminal liability and other serious consequences for violations, which could harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties outside of the U.S. to sell our products abroad and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities, and any training or compliance programs or other initiatives we undertake to prevent such activities may not be effective. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain software and systems to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. These export and import controls and economic sanctions could also adversely affect our supply chain.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the military invasion by Russia in Ukraine and the conflicts in the Middle East, including the Israel/U.S. – Iran conflict, terrorism or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market our solutions and products even if we would otherwise prefer to develop and market such product ourselves, or on less favorable terms than we would otherwise choose. In addition, one or more of our current service providers or other partners may not survive an economic downturn, which could directly affect our ability to attain our research and development goals on schedule and on budget. Uncertainty about global economic conditions could result in increased costs related to the implementation of our solutions, which could have a material adverse effect on demand for our products and solutions.

Changes in tax law may materially adversely affect our financial condition, results of operations and cash flows, or adversely impact the value of an investment in our common stock.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. For example, on July 4, 2025, the U.S. government passed the “One Big Beautiful Bill Act” which contained several pieces of tax legislation, including making permanent certain of the tax law changes originally enacted in 2017 (under the legislation informally titled the “Tax Cuts and Jobs Act”) which made many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service (“IRS”) and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. We urge our investors to consult with their legal and tax advisors with respect to any changes in tax law and the potential tax consequences of investing in our common stock.

If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. We do not currently have, and may never obtain, research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our stock, or if we fail to meet the expectations of one or more of these analysts, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant as the markets have experienced significant stock price volatility in recent years. If we face such litigation, even if ultimately decided in our favor, it could result in substantial costs that may not be fully covered by insurance, and a diversion of our management’s attention and resources, which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In January 2026, the Company sold 558,116 shares of Series A-1 convertible preferred stock at a price of $6.2711 per share for gross proceeds of approximately $3.5 million.

No underwriters were used in the foregoing transaction, and no discounts or commissions were paid. All sales of securities described above were exempt from the registration requirements of the Securities Act in reliance on Section 4(a)(2) of the Securities Act, Rule 701 promulgated under the Securities Act or Regulation D promulgated under the Securities Act, relating to transactions by an issuer not involving a public offering. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Use of Proceeds

On March 18, 2026, we completed our IPO, in which we issued and sold 3,450,000 shares of our common stock, including the full exercise by the underwriters of their option to purchase 450,000 additional shares of our common stock, at a public offering price of $5.00 per share, which resulted in gross proceeds to the Company of approximately $17.3 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company. The proceeds from the IPO are being used to fund ongoing operations, including expansion of capabilities and our product offerings, hiring employees, integration with the hardware of drone manufacturers, and for working capital and other general corporate purposes. A portion of the proceeds from the IPO are also being used to in-license, acquire and invest in products, technologies and businesses.

The offer and sale of all of the shares of our common stock in our IPO was effected through a Registration Statement on Form S-1 (File No. 333-293123) that was declared effective by the SEC on March 16, 2026.

There has been no material change in the planned use of proceeds from our IPO as described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on March 17, 2026.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2026, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits.

The documents listed in the Exhibit List, which follows below, are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description
3.1

Third Amended and Restated Certificate of Incorporation of Swarmer, Inc (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2026).

3.2	Amended and Restated Bylaws of Swarmer, Inc (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2026).
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Amendment No.1 to the Registration Statement on Form S-1 filed with the SEC on February 19, 2026).
10.1	Form of Underwriting Agreement (incorporated by reference from Exhibit 1.1 to the Registrant’s Amendment No.1 to the Registration Statement on Form S-1 filed with the SEC on February 19, 2026).
10.2	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2026).
10.3^	Investors’ Rights Agreement, dated as of September 22, 2025 (incorporated by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 2, 2026).
10.4	Form of Common Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 2, 2026).
10.5	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to the Registrant’s Amendment No.1 to the Registration Statement on Form S-1 filed with the SEC on February 19, 2026).
10.6+

Employment Agreement, dated as of September 22, 2025 by and between Swarmer, Inc and Serhii Kupriienko (incorporated by reference from Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 2, 2026).

10.7+

Employment Agreement, dated as of September 22, 2025, by and between Swarmer, Inc and Alexander Fink (incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 2, 2026).

10.8+	Swarmer, Inc 2023 Stock Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 2, 2026).
10.9+	Swarmer, Inc 2024 Stock Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 2, 2026).
10.10+	Swarmer, Inc 2026 Equity Incentive Plan (incorporated by reference from Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 2, 2026).
10.11+

Swarmer, Inc 2026 Equity Incentive Plan Form of RSU Agreement (incorporated by reference from Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 2, 2026).

10.12+

Swarmer, Inc 2026 Equity Incentive Plan Form of Option Agreement (incorporated by reference from Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 2, 2026).

10.13#

License Agreement, dated June 5, 2024, by and between Autonomous Robotic Systems LLC and SMS (incorporated by reference from Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 2, 2026).

10.14#

License Agreement, dated August 15, 2024, by and between Autonomous Robotic Systems LLC and SMS (incorporated by reference from Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 2, 2026).

10.15#

License Agreement, dated October 16, 2024, by and between Autonomous Robotic Systems LLC and SMS (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 2, 2026).

10.16#

License Agreement, dated February 3, 2025, by and between Autonomous Robotic Systems LLC and SMS (incorporated by reference from Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 2, 2026).

10.17#

Addendum No. 1 to License Agreement, dated February 21, 2025, by and between Autonomous Robotic Systems LLC and SMS (incorporated by reference from Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 2, 2026).

10.18#

Addendum No. 2 to License Agreement, dated April 16, 2025, by and between Autonomous Robotic Systems LLC and SMS (incorporated by reference from Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 2, 2026).

10.19#

Addendum No. 3 to License Agreement, dated May 29, 2025, by and between Autonomous Robotic Systems LLC and SMS (incorporated by reference from Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 2, 2026).

10.20#

Addendum No. 4 to License Agreement, dated July 18, 2025, by and between Autonomous Robotic Systems LLC and SMS (incorporated by reference from Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 2, 2026).

10.21#

Chief Strategic Advisor and Non-Executive Chairman Agreement with Erik Prince, dated as of December 8, 2025, by and between Swarmer, Inc and Erik Dean Prince (incorporated by reference from Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 2, 2026).

10.22

Lease Agreement, dated October 20, 2025, by and between Swarmer, Inc and Velocity Real Estate Holdings, LLC (incorporated by reference from Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 2, 2026).

10.23#

Amendment to Employment Agreement, dated February 18, 2026, by and between Swarmer, Inc and Serhii Kupriienko (incorporated by reference from Exhibit 10.19 to the Registrant’s Amendment No.1 to the Registration Statement on Form S-1 filed with the SEC on February 19, 2026).

10.24#

Amendment to Employment Agreement, dated February 18, 2026, by and between Swarmer, Inc and Alexander Fink (incorporated by reference from Exhibit 10.20 to the Registrant’s Amendment No.1 to the Registration Statement on Form S-1 filed with the SEC on February 19, 2026).

10.25#*	Master Supplier Agreement, dated May 11, 2026, by and between Swarmer Estonia OÜ and Meta Bureau, LLC
10.26+*	Non-Employee Director Compensation Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*~	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*~	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets ([***]) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

+ Denotes management compensation plan or contract.

^ Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

~ In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Swarmer, Inc.

Date: May 13, 2026	By:	/s/ Serhii Kupriienko
Serhii Kupriienko
Chief Executive Officer (Global)

Date: May 13, 2026	By:	/s/ Brooks Ensign
Brooks Ensign
Chief Financial Officer and Treasurer