Form 10-Q
period 2026-06-30
Swarmer, Inc
filed 2026-08-14
CIK 2092574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, the registrant had 11,922,750 shares of common stock, $0.00001 par value per share, outstanding.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the “Risk Factors” sections of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the Securities and Exchange Commission on May 14, 2026, and the final prospectus for our initial public offering, dated as of March 16, 2026, and filed with the Securities and Exchange Commission, pursuant to Rule 424(b)(4) on March 17, 2026. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SWARMER, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$25,289,260	$9,283,566
Accounts receivable	95,580	—
Receivable from sale of common stock	4,625,269	—
UAV deployment program advance payment	1,845,000	—
Prepaid expenses and other current assets	1,137,379	115,473
Total current assets	32,992,488	9,399,039
Property and equipment, net	470,586	227,908
Operating lease right-of-use asset	99,610	131,184
Intangible assets	97,668	—
Deferred offering costs	—	471,719
Other assets	275,333	106,830
Total assets	$33,935,685	$10,336,680
Liabilities, convertible preferred stock and shareholders' equity (deficit)
Current liabilities:
Accounts payable	$204,803	$223,236
Accrued expenses and other current liabilities	1,329,493	680,782
Grant advance	178,381	189,200
Deferred revenue	107,121	23,272
Operating lease liability - current	73,453	70,703
Advances received under combined arrangement	793,092	—
Total current liabilities	2,686,343	1,187,193
Operating lease liability - non-current	38,757	76,273
Total liabilities	2,725,100	1,263,466
Convertible preferred stock, par value $0.00001 per share:
Series A preferred stock: no shares authorized, issued or outstanding as of June 30, 2026; 4,358,597 shares authorized and 3,661,083 shares issued and outstanding as of December 31, 2025	—	19,013,673
Commitments and contingencies (Note 10)
Shareholders' equity (deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2026; no shares authorized, issued or outstanding as of December 31, 2025	—	—
Common stock, $0.00001 par value; 200,000,000 and 25,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 11,608,117 and 1,410,975 shares issued as of June 30, 2026 and December 31, 2025, respectively; and 11,284,769 and 911,255 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	113	10
Additional paid-in capital	53,397,926	663,514
Accumulated other comprehensive income (loss)	195,502	(4,900)
Accumulated deficit	(22,382,956)	(10,599,083)
Total shareholders' equity (deficit)	31,210,585	(9,940,459)
Total liabilities, convertible preferred stock and shareholders' equity (deficit)	$33,935,685	$10,336,680

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SWARMER, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$216,413	$138,206	$236,738	$248,910
Cost of revenue	32,816	56,176	72,740	101,718
Gross margin	183,597	82,030	163,998	147,192
Operating expenses:
Selling, general and administrative	5,657,638	277,591	8,662,517	532,872
Research and development	1,805,532	577,256	3,291,614	1,099,454
Total operating expenses	7,463,170	854,847	11,954,131	1,632,326
Loss from operations	(7,279,573)	(772,817)	(11,790,133)	(1,485,134)
Other income (expense):
Change in fair value of Simple Agreement for Future Equity ("SAFE") liability	—	(869,000)	—	(869,000)
Change in fair value of Equity Line of Credit ("ELOC") derivative	(251,455)	—	(251,455)	—
Other income	205,990	14,635	257,715	32,975
Loss before income taxes	(7,325,038)	(1,627,182)	(11,783,873)	(2,321,159)
Income tax expense	—	—	—	—
Net loss	$(7,325,038)	$(1,627,182)	$(11,783,873)	$(2,321,159)
Net loss per share of common stock, basic and diluted	$(0.45)	$(0.51)	$(1.03)	$(0.78)
Weighted-average shares of common stock outstanding, basic and diluted	16,333,844	3,211,540	11,414,411	2,970,764
Comprehensive loss:
Foreign currency translation adjustments	223,943	14,478	200,402	14,744
Total comprehensive loss	$(7,101,095)	$(1,612,704)	$(11,583,471)	$(2,306,415)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SWARMER, INC

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended June 30, 2026

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at March 31, 2026	10,798,722	$110	$38,606,840	$(28,441)	$(15,057,918)	$23,520,591
Issuance of common stock on vesting of restricted stock and restricted stock units	172,051	—	-	—	—	—
Share-based compensation	—	—	1,178,100	—	—	1,178,100
Issuance of shares under ELOC	313,996	3	13,778,097	—	—	13,778,100
Reclassification of deferred financing costs to additional paid-in capital upon consummation of public offering and sale of Series A convertible preferred stock	—	—	(165,111)	—	—	(165,111)
Foreign currency translation adjustments	—	—	—	223,943	—	223,943
Net loss	—	—	—	—	(7,325,038)	(7,325,038)
Balance at June 30, 2026	11,284,769	$113	$53,397,926	$195,502	$(22,382,956)	$31,210,585

For the Three Months Ended June 30, 2025

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at March 31, 2025	646,697	$7	$11,439	$(343)	$(2,763,797)	$(2,752,694)
Issuance of common stock on vesting of restricted stock	88,186	1	(1)	—	—	—
Share-based compensation	—	—	18,255	—	—	18,255
Foreign currency translation adjustments	—	—	—	14,478	—	14,478
Net loss	—	—	—	—	(1,627,182)	(1,627,182)
Balance at June 30, 2025	734,883	$8	$29,693	$14,135	$(4,390,979)	$(4,347,143)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SWARMER, INC

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Six Months Ended June 30, 2026

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2025	3,661,083	$19,013,673	911,255	$10	$663,514	$(4,900)	$(10,599,083)	$(9,940,459)
Sale of Series A-1 convertible preferred stock	558,116	3,472,095	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants for conversion of Series A convertible preferred stock	(4,219,199)	(22,485,768)	6,137,634	61	22,485,707	—	—	22,485,768
Issuance of common stock under initial public offering, net of underwriters discounts	—	—	3,450,000	35	16,014,965	—	—	16,015,000
Issuance of shares under ELOC	—	—	313,996	3	13,778,097	—	—	13,778,100
Reclassification of deferred financing costs to additional paid-in capital upon consummation of public offering and sale of Series A convertible preferred stock	—	—	—	—	(1,004,333)	—	—	(1,004,333)
Issuance of common stock upon exercise of stock options	—	—	211,647	2	(2)	—	—	—
Issuance of common stock on vesting of restricted stock and restricted stock units	—	—	260,237	2	(2)	—	—	—
Share-based compensation	—	—	—	—	1,459,980	—	—	1,459,980
Foreign currency translation adjustments	—	—	—	—	—	200,402	—	200,402
Net loss	—	—	—	—	—	—	(11,783,873)	(11,783,873)
Balance at June 30, 2026	—	$-	11,284,769	$113	$53,397,926	$195,502	$(22,382,956)	$31,210,585

For the Six Months Ended June 30, 2025

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2024	558,511	$6	$1,207	$(609)	$(2,069,820)	$(2,069,216)
Issuance of common stock on vesting of restricted stock	176,372	2	(2)	—	—	—
Share-based compensation	—	—	28,488	—	—	28,488
Foreign currency translation adjustments	—	—	—	14,744	—	14,744
Net loss	—	—	—	—	(2,321,159)	(2,321,159)
Balance at June 30, 2025	734,883	$8	$29,693	$14,135	$(4,390,979)	$(4,347,143)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SWARMER, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
Operating activities:	2026	2025
Net loss	$(11,783,873)	$(2,321,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	96,344	—
Amortization of ROU asset	31,574	—
Change in fair value of ELOC derivative	251,455	—
Change in fair value of SAFE liability	—	869,000
Share-based compensation expense	1,459,980	28,488
Changes in operating assets and liabilities:
Accounts receivable	(95,580)	—
Unbilled revenue	—	3,193
UAV deployment program advance payment	(1,845,000)	—
Prepaid expenses and other current assets	(557,503)	(9,147)
Other assets	(168,979)	(2,070)
Accounts payable	(18,019)	(421)
Accrued expenses and other liabilities	649,219	(3,237)
Deferred revenue	84,626	3,853
Advances received under combined arrangement	793,092	—
Operating lease liability	(34,766)	—
Net cash used in operating activities	(11,137,430)	(1,431,500)
Investing activities:
Purchase of property and equipment	(347,997)	—
Purchase of intangible assets	(97,668)	—
Cash used in investing activities	(445,665)	—
Financing activities:
Proceeds from initial public offering, net of underwriting discounts	16,015,000	—
Proceeds from ELOC	8,826,408	—
Proceeds from sale of Series A-1 convertible preferred stock	3,472,095	—
Payment of financing costs	(926,264)	—
Cash provided by financing activities	27,387,239	—
Effect of exchange rates on cash and cash equivalents	201,550	14,261
Net increase (decrease) in cash and cash equivalents	16,005,694	(1,417,239)
Cash and cash equivalents at the beginning of the period	9,283,566	2,081,086
Cash and cash equivalents at the end of the period	$25,289,260	$663,847
Supplemental non-cash investing and financing activities:
Conversion of Series A Preferred Stock into Common Stock	$22,485,768	$—
Common stock issued under ELOC in exchange for receivable from sale of common stock	$4,625,269	$—
Derivative asset recognized for draw priced but unsettled under the ELOC (Note 6)	$74,970	$—

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SWARMER, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
Nature of Operations

Swarmer, Inc (“Swarmer,” the “Company,” “we,” “us,” and “our”), a Delaware corporation, together with its wholly owned subsidiaries, is a provider of autonomous drone swarm software and artificial intelligence solutions, specializing in vendor-agnostic technologies that address critical operational challenges faced by modern military forces. The Company’s primary customer base consists of drone manufacturers who license Swarmer’s software for integration with their hardware platforms. Swarmer delivers software platforms and AI systems that enable military organizations to deploy and coordinate large-scale unmanned systems operations without requiring proportional increases in trained operators. The Company’s primary mission areas include autonomous swarm coordination, multi-domain unmanned systems integration, AI-powered collaborative autonomy, and command and control software for distributed robotic operations.

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

On March 18, 2026, the Company completed its initial public offering (“IPO”) of 3,450,000 shares of common stock at a public offering price of $5.00 per share. Net proceeds to the Company, after deducting underwriting discounts, commissions and offering expenses, were approximately $15.0 million. In connection with the IPO, all outstanding shares of the Company’s Series A convertible preferred stock automatically converted into an aggregate of (i) 6,137,634 shares of common stock and (ii) pre-funded warrants to purchase up to 1,799,970 shares of common stock.

2.
Going Concern and Liquidity

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred recurring losses and negative cash flows from operations since inception, and, as of June 30, 2026, the Company had cash and cash equivalents of $25.3 million and an accumulated deficit of $22.4 million. In January 2026, the Company sold 558,116 shares of Series A-1 convertible preferred stock at a price of $6.2711 per share for gross proceeds of approximately $3.5 million. On March 18, 2026, the Company completed its initial public offering, selling 3,450,000 shares of common stock at a price of $5.00 per share for gross proceeds of approximately $17.3 million. In June 2026, the Company sold 313,996 shares of common stock under its equity line of credit (“ELOC”) with Lucid Capital Markets, LLC (“Lucid”) for aggregate gross proceeds of approximately $13.5 million, of which $4.6 million was received in July 2026.

Since its inception in May 2023, the Company has funded its operations through the sale of simple agreements for equity (“SAFEs”), the sale of Series A convertible preferred stock and product sales, its initial public offering and the issuance of common stock under its ELOC. Based on the Company’s current operating plan, expected operating expenditures, and existing cash and cash equivalents, management has concluded that the Company’s current capital resources are sufficient to fund operations for at least twelve months from the date the accompanying condensed consolidated financial statements are issued.

As the Company continues to pursue its business plan, it may seek to finance its operations through additional equity offerings, debt financings, or other capital sources. However, there can be no assurance that any additional financing or strategic arrangements will be available to the Company on acceptable terms, if at all.

3.
Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Swarmer, Inc and its wholly owned subsidiaries, Autonomous Robotics Systems LLC ("ARS") and Swarmer Estonia OÜ ("Estonia"). All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to Quarterly Reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the interim periods presented. Interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2026 or any future period.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Significant estimates include the fair value of the ELOC derivative and, for comparative periods, the SAFE liability; the standalone selling prices of performance obligations; share-based compensation; the valuation allowance recorded against deferred tax assets; and the useful lives of long-lived and intangible assets.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, which at times, may exceed the Federal Deposit Insurance Corporation ("FDIC") coverage limit of $250,000. The Company holds cash at financial institutions that the Company believes are good credit quality financial institutions and limits the amount of credit exposure with any one bank and conducts ongoing evaluations of the creditworthiness of the banks with which it does business.

For the three and six months ended June 30, 2026, the SkyKnight counterparty group accounted for approximately 99% and 90%, respectively, of the Company’s revenue, and one other customer accounted for substantially all of the remainder. For the three and six months ended June 30, 2025, one customer accounted for substantially all of the Company’s revenue. The Company operates as a single reportable segment, and all of the revenue described above is reported in that segment.

As of June 30, 2026, two customers accounted for approximately 71% and 29%, respectively, of the Company’s accounts receivable. The Company had no customer accounts receivable as of December 31, 2025.

The Company’s revenue is concentrated among a small number of customers. The loss of, or a significant reduction in orders from, any such customer could have a material adverse effect on the Company’s results of operations.

Intangible Assets

Intangible assets acquired individually are recorded at cost, including directly attributable acquisition costs. Intangible assets with indefinite useful lives are not amortized and are tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

Income Taxes

The Company computes its interim income tax provision by applying its estimated annual effective tax rate to year-to-date pre-tax loss, adjusted for discrete items arising in the period. The Company recorded no provision for income taxes for the three and six months ended June 30, 2026 or 2025, and its effective tax rate for each period was 0%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the full valuation allowances recorded against deferred tax assets generated in the United States, Estonia, Poland and Ukraine, as the Company has concluded, based on its history of operating losses, that it is more likely than not that these deferred tax assets will not be realized.

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

In May 2025, the FASB issued ASU 2025-03, “Business Combination and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIEs. The update aims to improve consistency and comparability in financial reporting, especially when companies merge with a special-purpose acquisition company (“SPAC”). ASU 2025-03 requires entities to apply the same factors used for determining the accounting acquirer in other acquisition transactions. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026 including interim periods within those annual periods, with early adoption permitted. The Company has evaluated ASU 2025-03 and does not expect its adoption to have a material impact on its consolidated financial statements, as the Company does not currently have variable interest entity arrangements.

In July 2025, the Financial Accounting Standards Board issued ASU 2025-05, "Measurement of Credit Losses for Accounts Receivable and Contract Assets", which amends ASC 326 and provides a practical expedient for entities when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change over the remaining life of such financial assets, thereby reducing the complexity associated with developing reasonable and supportable forecasts. The update also permits entities that are not public business entities to elect an accounting policy to consider subsequent collection activity when estimating expected credit losses; this provision is not applicable to the Company. The amendments are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual reporting periods, with early adoption permitted. The Company adopted this ASU on January 1, 2026, prospectively and the impact was not material to the unaudited condensed consolidated financial statements.

4.
Intangible Assets

During May 2026, the Company acquired the internet domain name swarmer.com for use as its primary corporate domain for total consideration of $97,668, consisting of a purchase price of $72,000 and directly attributable acquisition costs of $25,668, including escrow and broker fees. The acquisition was accounted for as an asset acquisition, and the domain name was recognized as a separately acquired intangible asset in accordance with ASC 350. The Company has determined that the domain name has an indefinite useful life, as domain registrations are renewable indefinitely at nominal cost within the Company's control and no legal, regulatory, contractual, competitive, or economic factors limit the period over which the domain is expected to contribute to the Company's cash flows. Accordingly, the domain name is not amortized and is tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Periodic registration renewal fees are expensed as incurred. As of June 30, 2026, the carrying amount of the domain name was $0.1 million, and no impairment has been recognized.

5.
Simple Agreement for Future Equity (SAFE)

SAFEs represent financing instruments with characteristics of both debt and equity. The Company accounts for its SAFEs in accordance with ASC 480, Distinguishing Liabilities from Equity. Through September 22, 2025, the Company had outstanding SAFEs that met the definition of a liability, as the instruments included terms that affected conversion based on the next round of financing and provided for potential cash settlement upon the occurrence of certain liquidity events. Accordingly, the SAFEs were recorded as liabilities at fair value.

The SAFE liability was remeasured at each balance sheet date until the occurrence of a triggering event, including an equity financing, change in control, or dissolution, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss. The fair value estimate incorporated significant unobservable inputs and was classified as a Level 3 measurement within the fair value hierarchy. The valuation considered probability-weighted outcomes under various scenarios, including: (i) an equity financing in which the SAFEs would convert into convertible preferred stock; (ii) a liquidity event in which SAFE holders would receive the greater of the cash-out amount or the amount payable based on the number of shares of common stock equal to the purchase amount divided by the liquidity price; and (iii) a dissolution event in which SAFE holders would receive a portion of the remaining cash.

The Company recognized the change in fair value of the SAFE liability in earnings; for the three and six months ended June 30, 2025, this resulted in a net loss of approximately $0.9 million, presented within other income (expense) as change in fair value of SAFE liability. The fair value of the SAFEs was estimated using a Probability-Weighted Expected Return Method using the following inputs at June 30, 2025:

Multiple scenarios expected term (in years)	0.38 - 0.50
Volatility	60.0%
Discount rate	18.3%
Probability of equity financing	75.0%
Probability of liquidity event	20.0%
Probability of dissolution	5.0%

On September 22, 2025, in connection with the issuance of Series A-1 convertible preferred stock, all outstanding SAFEs automatically converted into shares of Series A preferred stock in accordance with their terms. No SAFEs were outstanding as of June 30, 2026.

The Company did not incur any issuance costs related to SAFEs during the three and six months ended June 30, 2026 or the year ended December 31, 2025.

6.
Equity Line of Credit (ELOC)

As described in Note 12, on June 10, 2026 the Company entered into the Purchase Agreement with Lucid establishing the ELOC, under which the Company may, in its sole discretion, sell up to 3,000,000 newly issued shares of its common stock to Lucid from time to time over a 24-month period, subject to the conditions and limitations set forth in the Purchase Agreement. During the period from the facility’s commencement on June 15, 2026 through June 30, 2026, the Company issued 313,996 shares of common stock under the facility, recorded at their issuance-date fair value of approximately $13.8 million, for aggregate gross proceeds of approximately $13.5 million, of which approximately $8.8 million had been received at June 30, 2026 and approximately $4.6 million was recorded as a receivable from the sale of common stock and collected in July 2026. The terms of the facility and the related derivative accounting, including the fair value measurement of the ELOC derivative, are described in Note 12.

Fair Value of ELOC Derivative

The ELOC derivative is measured at fair value on a recurring basis and is classified within Level 3 of the fair value hierarchy, as its measurement reflects significant unobservable inputs, including the expected timing and volume of future sales under the facility. At June 30, 2026, the Company’s derivative asset of $0.1 million, representing one draw priced on June 30, 2026 and settled on July 1, 2026, was measured based on the fair value of the shares deliverable relative to the contractual purchase price for that draw, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet. No comparable instruments were outstanding at December 31, 2025. The following table summarizes the changes in the fair value of the ELOC derivative for the six months ended June 30, 2026:

Balance at December 31, 2025	$—
Loss on change in fair value recognized through earnings	(251,455)
Amounts settled through the issuance of common stock	326,425
Balance at June 30, 2026	$74,970

7.
Unmanned Aerial Vehicle (UAV) Deployment Program Advance Payment

During June 2026, the Company made an advance payment of $2.2 million under a Procurement and Deployment Service Agreement (“Procurement Agreement”) entered into in connection with the Ukraine UAV Deployment Program described in Note 10 below. Under the arrangement, an unaffiliated facilitator procures unmanned aerial vehicles and arranges for the integration of the Company’s proprietary software and the deployment of the vehicles for use by designated military units. The advance payment has been recorded as a UAV deployment program advance payment, consistent with the caption, presented separately on the unaudited Condensed Consolidated Balance Sheet and forms part of the combined arrangement described in Note 9. The advance is carried at the $1.8 million supported fair value of the vehicles to be procured, with the $0.4 million paid in excess of that fair value applied to reduce the contract liability, as described in Note 9. As of June 30, 2026, the balance related to this program was $1.8 million.

8.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	June 30,	December 31,
	2026	2025
Liability under D&O insurance premium financing	$323,196	$—
Consulting and professional fees	309,432	635,678
Compensation	683,574	13,272
Other	13,291	31,832
	$1,329,493	$680,782

9.
Advances Received Under Combined Arrangement

During the second quarter of 2026, the Company entered into a series of interrelated agreements associated with the SkyKnight drone program. The agreements were negotiated and executed contemporaneously with the same counterparty group and were economically linked and mutually dependent. Accordingly, the Company evaluated the agreements collectively and determined that they represent a single combined arrangement for accounting purposes. As part of the overall arrangement, the Company entered into two software licensing agreements: (i) a Master Supplier Agreement with Meta Bureau LLC, originally executed on May 11, 2026 and amended and restated on June 25, 2026, and (ii) a Master Supplier Agreement with Progress TRW S.R.O. Collectively, these agreements provide for licensing of the Company's software for aggregate contractual consideration of $3.9 million. During June 2026, the Company invoiced $1.5 million under these agreements, of which $1.4 million had been collected as of June 30, 2026. The remaining $67,500 is recorded in accounts receivable. In connection with the same overall arrangement, the Company also entered into two purchase agreements with Progress TRW S.R.O., each dated June 25, 2026, pursuant to which the Company agreed to pay aggregate consideration of $4.9 million. This amount comprises (i) $2.5 million for the procurement and deployment of 82 unmanned aerial vehicles ("UAVs") integrated with the Company's software and (ii) $2.4 million for platform integration, operating system and market development, and marketing services. Of the $2.5 million attributable to the UAVs, $2.2 million was paid in June 2026 as an advance, with the remaining $0.3 million payable upon delivery. The UAV deployments are intended to facilitate field testing and evaluation of the Company's software platform under operational conditions.

Because the software licensing agreements and purchase agreements were negotiated with the same counterparty group, in contemplation of one another, and in furtherance of a single commercial objective, the Company concluded that the agreements should be accounted for as a combined arrangement. Accordingly, the amounts payable under the purchase agreements were evaluated under the guidance for consideration payable to a customer in ASC 606. The Company concluded that the UAVs represent distinct goods for which fair value could be reasonably estimated based on available market data. Based on its valuation analysis, the Company determined that the aggregate supported fair value of the UAVs was approximately $1.8 million. The Company was unable to substantiate the fair value of the platform integration, operating system and market development, and marketing services using observable market evidence or other sufficient support. In addition, the portion of the UAV advance payment in excess of the supported fair value of the UAVs was accounted for as consideration payable to a customer. Accordingly, amounts associated with such services, together with amounts paid in excess of the supported fair value of the UAVs, were accounted for as consideration payable to a customer and reduced revenue recognized under the combined arrangement.

During the three months ended June 30, 2026, the Company recognized revenue for software licenses delivered under the combined arrangement and recorded deferred revenue related to future support obligations. Amounts invoiced in excess of revenue recognized and deferred revenue recorded are presented as advances received under combined arrangement on the unaudited Condensed Consolidated Balance Sheet as of June 30, 2026.

The Company paid an aggregate advance of $2.2 million under the purchase agreements during June 2026. Of this amount, $1.8 million, representing the supported fair value of the UAVs, is presented as UAV deployment program advance payment on the unaudited Condensed Consolidated Balance Sheet as of June 30, 2026. The remaining $0.4 million was accounted for as consideration payable to a customer and recorded as a reduction of revenue under the combined arrangement. The $1.8 million advance payment attributable to the UAVs will be recognized as expense as the related UAVs are deployed. No UAVs had been deployed as of June 30, 2026; accordingly, no expense related to the UAV deployment program was recognized during the period.

10.
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

Ukraine UAV Deployment Program

On June 25, 2026, the Company entered into two agreements with an unaffiliated third-party facilitator organized in the Czech Republic, in connection with a program to procure, deploy, and integrate the Company's proprietary software onto unmanned aerial vehicles for use by designated military units of the Armed Forces of Ukraine:

(1)
A Procurement Agreement, under which the facilitator agreed to procure 82 unmanned aerial vehicles, together with related ground stations and peripheral equipment, and to arrange their deployment to designated military units, for a total service fee of $2.5 million.
(2)
An Integration and Marketing Service Agreement (“Integration Agreement”), under which the facilitator agreed to procure integration of the Company's proprietary software platform onto the 82 vehicles procured under the agreement described above, to facilitate integration of the Company's separate proprietary operating system software onto no fewer than 100 additional vehicles, and to produce co-branded marketing materials, for a total service fee of $2.4 million.

The aggregate contractual commitment under the two agreements is $4.9 million. As of June 30, 2026, the Company had paid $2.2 million, representing the advance payment installment due under the Procurement Agreement. The remaining $0.3 million balance under the Procurement Agreement becomes payable upon the Company's receipt of documentation evidencing deployment of the vehicles to the designated military units and delivery of the related co-branded marketing materials.

Each agreement is subject to termination and pro-rata refund provisions if the underlying services are not completed by specified milestone dates, and disputes are subject to binding arbitration administered by the SCC Arbitration Institute, seated in Stockholm, Sweden, with the substantive law of England and Wales governing. The $2.4 million payable under the Integration Agreement had not been invoiced as of June 30, 2026. These agreements form part of the combined arrangement described in Note 9. Consistent with the accounting described in Note 9, the remaining payments under these agreements, when made, will be applied against the recorded contract liability.

Operating Lease

In October 2025, the Company entered into a 26-month operating lease agreement for office space (the “Operating Lease”) in Austin, Texas. As of June 30, 2026, the Company maintains a security deposit in the amount of $21,000 within other assets in the accompanying consolidated balance sheets. Total lease expense for the Operating Lease in the consolidated statements of operations and comprehensive loss was $17,208 and $34,416, respectively, for the three and six months ended June 30, 2026.

The maturity of the Company’s operating lease liability as of June 30, 2026 was as follows:

Operating leases
2026	$37,985
2027	77,860
Total lease payments	115,845
Less: present value adjustment	(3,636)
Total lease liabilities	$112,209

At June 30, 2026, the remaining lease term was 1.50 years and the discount rate was 4.50%.

In November 2025, the Company entered into an agreement for office space in Poland, which may be terminated at any time with 90-day notice. Rent expense related to this agreement was de minimis for the three and six months ended June 30, 2026.

11.
Revenue

The following table summarizes revenue recognized for each respective period, disaggregated by timing of recognition (point-in-time versus over-time) and by type of performance obligation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Performance obligations satisfied at point in time	$214,243	$98,130	$214,243	$176,379
Performance obligations satisfied over time	2,170	40,076	22,495	72,531
Total	$216,413	$138,206	$236,738	$248,910

Substantially all of the Company’s revenue for the three and six months ended June 30, 2026 and 2025 was derived in Europe.

Contract liabilities consist of amounts received prior to satisfying the revenue recognition criteria, which are recorded as deferred revenue in the Company’s consolidated balance sheets.

The following table summarizes the changes in deferred revenue:

	Six Months Ended June 30,
	2026	2025
Balance, beginning of period	$23,272	$—
Deferral of revenue	320,587	252,763
Recognition of unearned revenue	(236,738)	(248,910)
Balance, end of period	$107,121	$3,853

12.
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

During the six months ended June 30, 2026, the Company issued an additional 558,116 shares of Series A-1 convertible preferred stock at a purchase price of $6.2711 per share for gross proceeds of approximately $3.5 million pursuant to the same financing arrangements entered into in 2025.

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

Initial Public Offering

On March 18, 2026, the Company completed its IPO of 3,450,000 shares of common stock, which included the full exercise of the underwriters’ over-allotment option, at a public offering price of $5.00 per share. The Company received gross proceeds of approximately $17.3 million and net proceeds of approximately $15.0 million after deducting underwriting discounts and commissions of approximately $1.0 million and other offering costs of approximately $1.2 million.

Equity Line of Credit

On June 10, 2026, the Company entered into the Purchase Agreement with Lucid, establishing an ELOC. Under the Purchase Agreement, the Company has the right, but not the obligation, in its sole discretion, to sell up to 3,000,000 newly issued shares of its common stock (representing up to approximately $181.0 million in aggregate gross proceeds based on the $60.32 closing price on June 9, 2026) to Lucid from time to time over a 24-month period, subject to the conditions and limitations set forth in the Purchase Agreement. The Company controls the timing and amount of any sales and is under no obligation to sell any shares. Shares sold are priced at 98% of the volume-weighted average price of the common stock determined as provided in the Purchase Agreement (a 2% discount). Sales are subject to a 4.99% beneficial ownership limitation and, absent stockholder approval, to the Exchange Cap, representing approximately 19.99% of the shares of common stock outstanding at the time of the execution of the Purchase Agreement. No commitment fee was paid and no commitment shares were issued. The Company agreed to reimburse certain of Lucid’s legal fees up to approximately $0.1 million. The resale of the shares issuable pursuant to the Purchase Agreement is registered under the Company’s registration statement on Form S-1 (File No. 333-296678).

The facility commenced on June 15, 2026 upon effectiveness of the related resale registration statement. During the period from commencement through June 30, 2026, the Company sold 313,996 shares of common stock under the facility, recorded at their issuance-date fair value, for aggregate gross proceeds of approximately $13.5 million, of which approximately $8.8 million had been received at

June 30, 2026 and approximately $4.6 million was recorded as a receivable from the sale of common stock and collected in July of 2026. The Company evaluated the Purchase Agreement under ASC 815 and determined that the right to sell shares is a freestanding financial instrument that meets the definition of a derivative and does not qualify for the scope exception for contracts indexed to, and classified in, the Company’s own equity, because the Exchange Cap may be removed by a vote of the Company’s stockholders. The facility is therefore accounted for as a derivative measured at fair value, with changes in fair value recognized in earnings. The Company recognizes the change in fair value of the derivative in earnings; for the period ended June 30, 2026 this resulted in a net loss of approximately $0.3 million, presented as a change in fair value of derivative. At June 30, 2026, the Company recognized a derivative asset of approximately $0.1 million for one draw priced on June 30, 2026 and settled in July of 2026. The Company will remeasure the derivative at each reporting date and recognize the change in its fair value in earnings.

Common Stock

As of June 30, 2026, the Company had 200,000,000 shares of common stock authorized, 11,608,117 shares issued, and 11,284,769 shares outstanding.

Pre-Funded Warrants

As of June 30, 2026, the Company had 1,799,970 pre-funded warrants outstanding. These warrants were issued in connection with the automatic conversion of Series A convertible preferred stock immediately prior to the Company’s initial public offering, whereby one investor elected to receive pre-funded warrants in lieu of shares of common stock otherwise issuable upon conversion.

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

Common Stock Purchase Warrants

As of June 30, 2026, the Company had 2,999,950 common stock purchase warrants outstanding, which were issued in connection with prior preferred stock financings. Each warrant is exercisable for one share of common stock at an exercise price of $3.3334 per share and became exercisable upon the effectiveness of the Company’s IPO registration statement.

The Company evaluated these warrants under ASC 815-40 and concluded that they meet the criteria for equity classification. Accordingly, these warrants are included within stockholders’ equity.

13.
Share-based Compensation

In 2023, the Company adopted the 2023 Stock Plan, followed by the adoption of the 2024 Stock Plan in 2024. In connection with the Company’s IPO, the Company adopted the 2026 Equity Plan (the “2026 Plan”), which superseded the 2023 Stock Plan and the 2024 Stock Plan with respect to future equity award grants. Under the Company’s equity compensation plans, employees, officers, directors, consultants, and advisors are eligible to receive stock options, restricted stock awards (“RSAs”), and other share-based awards. No further grants will be made under the 2023 Stock Plan or the 2024 Stock Plan following adoption of the 2026 Plan, although awards previously granted under those plans remain outstanding in accordance with their terms. The 2026 Plan initially authorized the issuance of 5,400,000 shares of common stock. In addition, up to 2,044,355 shares underlying awards previously granted under the 2024 Stock Plan may become available for issuance under the 2026 Plan to the extent such awards are forfeited, cancelled, expire unexercised or otherwise terminate without the issuance of shares. As of June 30, 2026, 2,569,853 shares remained available for future issuance under the 2026 Plan.

Share-Based Compensation

The Company recorded total share-based compensation expense of $1.2 million and $1.5 million during the three and six months ended June 30, 2026, respectively, and $18,255 and $28,488 during the three and six months ended June 30, 2025, respectively, for the service periods through such dates using the straight-line attribution method, net of actual forfeitures, based on the grant-date fair value of the share-based awards. The following table summarizes share-based compensation expense by function for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Share-based compensation expense:
Selling, general and administrative	$1,144,833	$1,901	$1,401,827	$3,118
Research and development	33,267	16,354	58,153	25,370
Total share-based compensation expense	$1,178,100	$18,255	$1,459,980	$28,488

Stock Options

The Company has issued incentive stock options and non-statutory stock options that have a contractual life of 10 years and may be exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of four years.

The following table summarizes stock option activity for the Plan:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (years)
Outstanding at December 31, 2025	9,072,974	$0.91	—
Granted	1,119,136	4.85	—
Exercised	(211,647)	—	—
Forfeited	(555,698)	—	—
Outstanding at June 30, 2026	9,424,765	$1.45	8.12
Vested and Exercisable at June 30, 2026	4,210,766	$0.20	7.37

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2026, was $35.16 and $2.35, respectively. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2025 was $0.82 and $0.81, respectively. As of June 30, 2026, total unrecognized compensation expense related to unvested stock option awards was approximately $3.1 million, which is expected to be recognized over a weighted-average remaining vesting period of approximately 3.2 years.

The fair value of each option granted during the three and six months ended June 30, 2026 and 2025, was estimated on the date of grant using the weighted average assumptions in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected volatility	93.5%	49.7%	51.8%	49.3%
Risk-free interest rate	4.3%	4.2%	3.9%	4.1%
Expected term (in years)	6.0	6.1	6.0	6.1
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Performance-based stock options

The table above includes 709,890 option awards granted to the Company’s non-executive chairman of the Board of Directors in December 2025, for which vesting is contingent upon the achievement of certain operational, financing, and market-based milestones, and 70,549 option awards granted to a member of executive management, for which vesting is contingent upon the achievement of operational performance milestones. Compensation expense associated with these awards is recognized only when management determines it is probable that the applicable performance conditions will be achieved. During the three and six months ended June 30, 2026, the Company recognized $14,259 of stock-based compensation expense associated with these awards.

Restricted Stock

In May 2023, the Company issued 1,410,975 shares of restricted stock to a founder of the Company which were determined to have a de minimis value at the date of issuance. The shares vest over a 4-year period from the issuance date:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	499,720	$0.00
Vested	(176,372)	—
Unvested at June 30, 2026	323,348	$0.00

Restricted Stock Units

In connection with the closing of the Company's initial public offering on March 18, 2026, the Company granted an aggregate of 2,683,680 restricted stock units ("RSUs") under the 2026 Plan to its named executive officers, consisting of 1,341,840 RSUs to Serhii Kupriienko, the Company's Secretary and Chief Executive Officer (Global), and 1,341,840 RSUs to Alexander Fink, the Company's President and Chief Executive Officer (U.S.). The grant date fair value of these awards was $5.00 per share, determined by reference to the initial public offering price, for an aggregate grant date fair value of $13.4 million.

The RSUs granted to Mr. Kupriienko vest in 48 substantially equal monthly installments commencing one month after the March 18, 2026 grant date, subject to his continued service through each vesting date. As originally granted, Mr. Fink's RSU award was subject to the same vesting schedule. On April 15, 2026, the Compensation Committee of the Board of Directors modified the vesting schedule of Mr. Fink's RSU award to align it with the expiration of his post-offering lock-up. As modified, 6/48ths of Mr. Fink's RSUs vest on September 16, 2026, with the remaining 42/48ths vesting in 42 substantially equal monthly installments thereafter, subject in each case to Mr. Fink's continued service through each vesting date. The total number of shares subject to the award, the grant date fair value, and the total service period were not changed by the modification. The Company evaluated the modification and concluded that no incremental compensation cost arose, as the modification did not change the probability of vesting; accordingly, the Company continues to recognize the original grant date fair value over the requisite service period. Both awards provide for full acceleration of vesting upon a change of control, as defined in the 2026 Plan and the applicable award agreements.

The Company recognizes stock-based compensation expense related to these awards on a straight-line basis over the four-year requisite service period, with cumulative expense at each reporting date no less than the grant date fair value of the vested portion of each award. Forfeitures are accounted for as they occur. During the three and six months ended June 30, 2026, the Company recognized $0.8 million and $1.0 million, respectively, of stock-based compensation expense related to these awards. As of June 30, 2026, total unrecognized stock-based compensation expense related to these awards was $12.5 million, expected to be recognized over a weighted-average period of approximately 3.7 years.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	-	$0.00
Granted	2,683,680	5.00
Vested	(83,865)	5.00
Unvested at June 30, 2026	2,599,815	$5.00

14.
Net Loss Per Share

Net loss per common share is calculated in accordance with ASC 260, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, including 1,799,970 shares underlying pre-funded warrants and 3,880,181 vested stock options that are exercisable for nominal consideration. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding plus the dilutive effect of unvested restricted stock awards and outstanding warrants and options. The computation of diluted net loss per share does not include other potentially dilutive common stock equivalents in the weighted-average shares outstanding, as their effect would be anti-dilutive.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share for the three and six months ended June 30, 2026 and 2025, are as follows:

	Three and Six Months Ended June 30,
	2026	2025
Common stock warrants	2,999,950	—
Unvested restricted stock awards	323,348	676,092
Unvested restricted stock units	2,599,815	—
Unvested stock options exercisable for nominal consideration	1,763,719	3,597,988
Stock options	3,780,865	242,064
	11,467,697	4,516,144

15.
Segment Reporting

The Company operates as a single reportable segment, which is the provision of autonomous drone swarm software and artificial intelligence solutions, specializing in vendor-agnostic technologies that address critical operational challenges faced by modern military forces. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer (Global) (following the management realignment described in Note 16, its President and Chief Executive Officer (U.S.)), who reviews financial information presented on a consolidated basis to assess performance and allocate resources. The CODM uses consolidated net loss, as reported on the Condensed Consolidated Statements of Operations and Comprehensive Loss, as the measure of segment profit or loss.

Other segment items included in consolidated net loss consist primarily of the change in the fair value of the ELOC derivative of $0.3 million for both the three and six months ended June 30, 2026, and other income of $0.2 million and $0.3 million for the three and six months ended June 30, 2026, respectively. Other income consists primarily of foreign exchange gains and losses associated with the Company’s international operations, consulting services provided outside the normal course of operations, grant proceeds from a government entity, and interest earned on cash and cash equivalents held with financial institutions. For the three and six months ended June 30, 2025, other segment items also included a $0.9 million change in the fair value of the SAFE liability. The measure of segment assets reviewed by the CODM is consolidated total assets, as reported on the Condensed Consolidated Balance Sheets.

The following table presents segment revenue, the significant segment expense categories regularly provided to the CODM and other segment items for the periods presented, reconciled to consolidated net loss, which is the measure of segment profit or loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$216,413	$138,206	$236,738	$248,910
Cost of revenue	32,816	56,176	72,740	101,718
Selling, general and administrative	5,657,638	277,591	8,662,517	532,872
Research and development	1,805,532	577,256	3,291,614	1,099,454
Other segment items	45,465	854,365	(6,260)	836,025
Segment net loss	$(7,325,038)	$(1,627,182)	$(11,783,873)	$(2,321,159)

16.
Subsequent Events

The Company has evaluated subsequent events occurring after June 30, 2026 through the date these condensed consolidated financial statements were issued and, except as described below, identified no events requiring adjustment to or disclosure in these condensed consolidated financial statements.

On July 1, 2026, the Company issued the shares of common stock deliverable in respect of the draw under the ELOC facility priced on June 30, 2026, settling the derivative asset described in Note 6, and in July 2026 the Company collected the $4.6 million receivable from the sale of common stock outstanding at June 30, 2026. From its commencement on June 15, 2026 through August 10, 2026, the Company sold a total of 642,484 shares of common stock under the ELOC facility for aggregate gross proceeds of approximately $26.8 million.

On July 24, 2026, the Board of Directors of Swarmer, Inc approved a realignment of the Company’s senior management team and a reallocation of the duties and responsibilities among certain of its executives, each effective immediately. In connection with the realignment, Mr. Alexander Fink, the Company’s President and Chief Executive Officer (U.S.), assumed additional responsibilities, and became the Company’s principal executive officer reporting directly to the Board. Mr. Fink's compensation was unchanged in connection with this leadership transition.

On July 26, 2026, Serhii Kupriienko resigned as the Company’s Chief Executive Officer (Global), and as Chief Executive Officer (Global) of ARS, effective immediately. Mr. Kupriienko continues to serve as a member of the Company’s Board of Directors. As noted above, Alexander Fink, the Company’s President and Chief Executive Officer (U.S.), now serves as the Company’s principal executive officer, and the Company does not intend to appoint a successor to the Chief Executive Officer (Global) role. Mr. Kupriienko is entitled to the compensation and benefits accrued through the effective date of his resignation in accordance with the terms of his employment agreement and the Company’s equity incentive plans.

On August 6, 2026, the Compensation Committee of the Board of Directors of Swarmer, Inc approved grants of 26,220 stock options to employees and an advisor with an exercise price equal to the fair market value of the Company's common stock on the grant date ($34.60 per share).

On August 13, 2026, the Board of Directors of Swarmer, Inc approved option grants to each of the non-employee directors in two tranches, each tranche with a grant-date fair value of $80,000 per director, as applicable, the first granted effective August 13, 2026 and the second to be granted on October 1, 2026, in each case with an exercise price equal to the fair market value of the common stock on the applicable grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2025 included in the final prospectus for our initial public offering (“IPO”), dated as of March 16, 2026 and filed with the Securities and Exchange Commission (the “SEC”), pursuant to Rule 424(b)(4) on March 17, 2026. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Our combat-tested approach, proven deployment record since 2024, and demonstrated execution of over 100,000 combat missions flown by drones that were equipped with the Swarmer Operating System ("Swarmer OS"), operating at varying degrees of autonomy depending on each end-user’s requirements and tactics, have enabled us to deliver operational value to drone manufacturers, defense system integrators, and the military end-users they serve.

For the three and six months ended June 30, 2026 and 2025, our net loss was $7.3 million and $11.8 million and $1.6 million and $2.3 million, respectively. As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $22.4 million and $10.6 million, respectively. Historically substantially all of our net losses have resulted from costs incurred in connection with our research and development related to engineering of our core software technology products, and more recently, from selling, general and administrative costs associated with our operations due to a rise in stock-based compensation, consulting and professional services as we prepared to operate as a public company, increased travel, office supplies, and rent as we ramped up our operations and opened new corporate offices in the U.S. and EU.

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

Equity Line of Credit

On June 10, 2026, we entered into a common stock purchase agreement (“Purchase Agreement”) in connection with an equity line of credit (“ELOC”) with Lucid Capital Markets, LLC (“Lucid”), providing us with the ability, at our discretion, to sell up to 3,000,000 shares of our common stock over a 24-month period, subject to the terms and limitations of the agreement. We control the timing and amount of any sales and are under no obligation to sell any shares. Shares sold are priced at 98% of the volume-weighted average price of the common stock determined as provided in the Purchase Agreement (a 2% discount). Sales are subject to a 4.99% beneficial ownership limitation and, absent stockholder approval, to an aggregate limit of 2,240,930 shares (the “Exchange Cap”), representing approximately 19.99% of the shares of common stock outstanding at the time of the execution of the Purchase Agreement. No commitment fee was paid and no commitment shares were issued. We agreed to reimburse certain of Lucid’s legal fees up to approximately $0.1 million. The resale of the shares issuable pursuant to the Purchase Agreement is registered under the Company’s registration statement on Form S-1 (File No. 333-296678).

The facility became available on June 15, 2026 following the effectiveness of the related resale registration statement. During the period from commencement through June 30, 2026, we sold 313,996 shares of common stock under the ELOC for aggregate gross proceeds of approximately $13.5 million.

From its commencement on June 15, 2026 through August 10, 2026, we sold a total of 642,484 shares of common stock under the ELOC facility for aggregate gross proceeds of approximately $26.8 million.

Swarmer Awarded $3.9 Million in Contracts to Outfit SkyKnight Drones With Swarming Software

On May 11, 2026, our wholly owned subsidiary, Swarmer Estonia OÜ ("Estonia"), a private limited company organized under the laws of Estonia, entered into a Master Supplier Agreement (the “MB MSA”) with Meta Bureau LLC (“MB”) for the use of our proprietary software in MB’s quadcopter bombers and other unmanned aerial vehicles pursuant to three licenses. The MB MSA includes initial lump-sum license fees in an aggregate amount of approximately $2.9 million, ongoing support services, and has an initial term of one year, which term shall automatically renew for successive one-year periods subject to termination upon 30 days written notice. The MB MSA also provides for additional software upgrades upon MB’s election with additional fees of up to approximately $10.4 million upon any such election in full.

On June 25, 2026, Estonia entered into an Amended and Restated Master Supplier Agreement (the “A&R MB MSA”) with MB, pursuant to which the initial lump-sum license fees payable by MB were reduced to approximately $2.5 million and the option for additional software upgrades under the MB MSA were eliminated. The A&R MB MSA retains the initial one-year term, which shall automatically renew for successive one-year periods subject to termination upon 30-days written notice.

On June 25, 2026, in connection with the entry into the A&R MB MSA, Estonia entered into a Master Supplier Agreement (“Progress MSA”) with Progress TRW S.R.O. (“Progress”) for the use of our proprietary software in MB’s quadcopter bombers and other unmanned aerial vehicles. The Progress MSA includes initial lump-sum license fees in an aggregate amount of approximately $1.4 million, for an aggregate of approximately $3.9 million in initial lump-sum license fees payable to us pursuant to the A&R MB MSA and Progress MSA. Additionally, the Progress MSA provides for additional software upgrades upon Progress’ election, with additional fees of up to approximately $10.4 million upon any such election in full, which upgrades were previously reflected in the MB MSA prior to its amendment. The Progress MSA has an initial term of one year, which term shall automatically renew for successive one-year periods subject to termination upon 30-days written notice. See Note 9 to our unaudited condensed consolidated financial statements for further discussion.

Factors Affecting Our Performance

Acquiring New Customers

We believe there is substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisitions by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness and drive adoption of our software platforms and AI systems. We also plan to continue to invest in building brand awareness within the defense communities. As of June 30, 2026 and 2025, we had approximately six and seven customers, respectively. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our software platforms, AI systems, offerings of our competitors, and the effectiveness of our marketing efforts.

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

Expanding Internationally

We believe there is a significant opportunity to expand usage of our software platforms and AI systems. For the three months ended June 30, 2026, substantially all of our revenue was derived from customers in Europe. We have made and plan to continue to make significant investments to expand geographically, particularly in the European Union (“EU”) and United States (“U.S.”). Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth.

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

Other Income (Expense)

Change in Fair Value of SAFE Liability

Change in fair value of SAFE liability consists of gains and losses associated with the change in fair value of our SAFE liabilities and primarily attributable to the timing and probability in which we anticipated completing a qualified financing to which the SAFE liabilities would be settled and no longer subject to remeasurement each reporting period.

Change in the Fair Value of ELOC Derivative

Change in fair value of ELOC derivative consists of gains and losses associated with the change in fair value of the ELOC derivative each reporting period.

Other Income

Other income is primarily related to foreign exchange gains and losses associated with our international operations, consulting services provided outside the normal course of business, government grant proceeds and interest earned on our cash and cash equivalents held with financial institutions.

Consolidated Results of Operations

Comparison of the three and six months ended June 30, 2026 and 2025

The following table sets forth key components of the unaudited condensed consolidated statements of operations data during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Revenue	$216,413	$138,206	$78,207	$236,738	$248,910	$(12,172)
Cost of revenue	32,816	56,176	(23,360)	72,740	101,718	(28,978)
Gross margin	183,597	82,030	101,567	163,998	147,192	16,806
Operating expenses:
Selling, general and administrative	5,657,638	277,591	5,380,047	8,662,517	532,872	8,129,645
Research and development	1,805,532	577,256	1,228,276	3,291,614	1,099,454	2,192,160
Total operating expenses	7,463,170	854,847	6,608,323	11,954,131	1,632,326	10,321,805
Loss from operations	(7,279,573)	(772,817)	(6,506,756)	(11,790,133)	(1,485,134)	(10,304,999)
Other income (expense):
Change in fair value of SAFE liability	-	(869,000)	869,000	-	(869,000)	869,000
Change in fair value of ELOC derivative	(251,455)	-	(251,455)	(251,455)	-	(251,455)
Other income	205,990	14,635	191,355	257,715	32,975	224,740
Loss before income taxes	(7,325,038)	(1,627,182)	(5,697,856)	(11,783,873)	(2,321,159)	(9,462,714)
Income tax expense	—	—	—	—	—	—
Net loss	$(7,325,038)	$(1,627,182)	$(5,697,856)	$(11,783,873)	$(2,321,159)	$(9,462,714)

Revenue

Revenue was $0.2 million for each of the three and six months ended June 30, 2026, as compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively. Of the $1.5 million invoiced under the SkyKnight master supplier agreements, $0.2 million was recognized as revenue and $0.1 million was recorded as deferred revenue, with the remainder presented as advances received under combined arrangement, reflecting the reduction of the transaction price for consideration payable to the counterparty group. See Note 9 to our unaudited condensed consolidated financial statements for further discussion.

Cost of Revenue

Cost of revenue remained relatively consistent, primarily due to fixed hosting and engineering support costs associated with maintaining our software infrastructure and the timing and volume of license deliveries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased from $0.3 million and $0.5 million during the three and six months ended June 30, 2025, respectively, to $5.7 million and $8.7 million during the three and six months ended June 30, 2026, respectively.

The $5.4 million increase for the three months ended June 30, 2026, as compared to the prior year period, was primarily attributable to a $1.8 million increase in salaries, wages and benefits associated with increased headcount, a $1.2 million increase in stock-based compensation, and a $1.0 million rise in consulting and professional services, largely in connection with our public financing initiatives. In addition, our transition to a public company resulted in incremental expenses of $0.2 million for software subscriptions and license fees, $0.2 million for public relations, media, and conferences, $0.1 million for insurance, $0.1 million for board-related costs, $0.1 million for depreciation, and $0.3 million for other general operating expenses. We also increased travel, office supplies, and rent by approximately $0.4 million as we ramped up our operations and opened new corporate offices in the U.S. and EU.

The $8.1 million increase for the six months ended June 30, 2026, as compared to the prior year period, was primarily attributable to a $2.6 million increase in salaries, wages and benefits associated with increased headcount, a $1.4 million increase in stock-based compensation, and a $2.0 million rise in consulting and professional services, largely in connection with our public financing initiatives. In addition, our transition to a public company resulted in incremental expenses of $0.3 million for software subscriptions and license fees, $0.2 million for public relations, media, and conferences, $0.2 million for insurance, $0.1 million for board-related costs, $0.1 million for depreciation, and $0.3 million for other general operating expenses. We also increased travel, office supplies, and rent by approximately $0.9 million as we ramped up our operations and opened new corporate offices in the U.S. and EU.

R&D Expenses

R&D expenses increased from $0.6 million and $1.1 million for the three and six months ended June 30, 2025, respectively, to $1.8 million and $3.3 million for the three and six months ended June 30, 2026, respectively. The $1.2 million increase for the three months ended June 30, 2026, as compared to the prior year period, was driven primarily by a $0.7 million increase in salary, wages and benefits associated with increased headcount, and a $0.5 million increase in R&D hardware, testing and software related to engineering and product development initiatives. The $2.2 million increase for the six months ended June 30, 2026, as compared to the prior year period, was driven primarily by a $1.5 million increase in salary, wages and benefits associated with increased headcount, and a $0.8 million increase in R&D hardware, testing and software costs related to engineering and product development initiatives, partially offset by a $0.1 million decrease in outsourced engineering consulting fees.

Change in Fair Value SAFE Liability

During the three and six months ended June 30, 2025, we recorded a noncash charge of $0.9 million associated with the change in fair value of our SAFE liabilities and primarily attributable to the timing and probability in which we anticipated completing a qualified financing to which the SAFE liabilities would be settled and no longer subject to remeasurement each reporting period.

Change in Fair Value of ELOC Derivative

During the three and six months ended June 30, 2026, we recorded a noncash charge of $0.3 million for the change in fair value of the ELOC derivative.

Other Income

Other income during the three and six months ended June 30, 2026 reflects $0.2 million and $0.3 million, respectively, of foreign exchange gains associated with our European subsidiaries, as the U.S. dollar was comparably weaker to the euro during these reporting periods.

Liquidity and Capital Resources

Source of Liquidity

Since our inception in 2023, we have devoted substantially all of our efforts and financial resources to building our organization, including raising capital, research and development, business planning, and providing selling, general and administrative support for these operations. To date, we have funded our operations primarily through the issuance of SAFEs, the sale of Series A-1 preferred stock, the issuance of common stock in our IPO and the sale of our common stock through our ELOC with Lucid.

From inception through June 30, 2026, we raised aggregate net proceeds of approximately $3.2 million from the issuance and sale of SAFEs. The SAFE instruments were previously accounted for as liabilities and remeasured at fair value each reporting period until their conversion into Series A preferred stock in connection with the Company’s preferred stock financing completed during 2025. In multiple closings held from September 2025 through January 2026, we issued and sold an aggregate of 2,491,721 shares of Series A-1 convertible preferred stock for aggregate gross proceeds of approximately $15.6 million. In connection with these financings, we issued warrants to purchase 2,999,950 shares of common stock at an exercise price of $3.3334 per share. The warrants are immediately exercisable and expire on March 22, 2027.

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

On June 10, 2026, we entered into an ELOC with Lucid providing us with the ability, at our discretion, to sell up to 3,000,000 shares of our common stock over a 24-month period, subject to the terms and limitations of the agreement. The facility became available on June 15, 2026 following the effectiveness of the related resale registration statement. During the period from commencement through June 30, 2026, we sold 313,996 shares of common stock under the ELOC for aggregate gross proceeds of approximately $13.5 million.

From its commencement on June 15, 2026 through August 10, 2026, we sold a total of 642,484 shares of common stock under the ELOC facility for aggregate gross proceeds of approximately $26.8 million.

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

Cash Flows

The following table sets forth our cash flow activity for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Cash used in operating activities	$(11,137,430)	$(1,431,500)
Cash used in investing activities	(445,665)	—
Cash provided by financing activities	27,387,239	—
Effect of exchange rate changes on cash	201,550	14,261
Net increase (decrease) in cash and cash equivalents	$16,005,694	$(1,417,239)

Operating Activities

Net cash used in operating activities was $11.1 million for the six months ended June 30, 2026, and reflected our net loss of $11.8 million; partially offset by the change in advances received under the combined arrangement described in Note 9 and changes in net working capital.

During the six months ended June 30, 2025, cash used in operating activities was $1.4 million, and reflected our net loss of $2.3 million, which included the $0.9 million non-cash change in fair value of the SAFE liability.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026, was approximately $0.4 million and related to the $0.3 million purchase of property and equipment and the $0.1 million purchase of intangibles.

Financing Activities

During the six months ended June 30, 2026, cash provided by financing activities was $27.4 million and primarily related to proceeds from the IPO, proceeds from the issuance of common stock under our ELOC with Lucid, and the sale of Series A-1 convertible preferred stock.

Contractual Obligations

Following the consummation of the IPO, our contractual obligations consist primarily of operating lease commitments, a D&O premium financing arrangement and our commitment to procure, deploy, and integrate our proprietary software onto unmanned aerial vehicles for use by designated military units of the Armed Forces of Ukraine. See Note 8, "Accrued Expenses and Other Current Liabilities", Note 9, "Advances Received Under Combined Arrangement", and Note 10, "Commitments and Contingencies", to our unaudited condensed consolidated financial statements for further details.

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

There have been no material changes to the methodologies applied by management in determining critical accounting estimates during the three and six months ended June 30, 2026 and 2025, as compared to those described in our audited financial statements included in our Registration Statement. For additional information regarding our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our final prospectus for our IPO, dated as of March 16, 2026 and filed with the SEC, pursuant to Rule 424(b)(4) on March 17, 2026.

Recent Accounting Pronouncements

See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.

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

Inherent Limitations over Internal Controls

Our management, including our Chief Executive Officer (U.S.) and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, due to the material weaknesses in our internal control over financial reporting described elsewhere in this Quarterly Report on Form 10-Q, management concluded that our disclosure controls and procedures were not effective as of June 30, 2026.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described in Part II, Item 1A, "Risk Factors," of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (the "Q1 2026 Form 10-Q"), filed with the SEC on May 14, 2026, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially and adversely affect our business, financial condition or future results. Except as set forth below, there have been no material changes from the risk factors described in our Q1 2026 Form 10-Q.

It is not possible to predict the actual number of shares of our common stock we will sell under the Purchase Agreement, or the actual gross proceeds resulting from those sales or the dilution to stockholders from those sales. Further, our inability to access a part or all of the amount available under the Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business.

Pursuant to the Purchase Agreement, Lucid has committed to purchase up to 3,000,000 shares of common stock from us, subject to certain limitations and conditions set forth in the Purchase Agreement. The shares of our common stock that may be issued under the Purchase Agreement may be sold by us to Lucid at our discretion from time to time over a 24- month period from the date of the Purchase Agreement. The facility commenced on June 15, 2026 upon effectiveness of the related resale registration statement. During the period from commencement through June 30, 2026, we sold 313,996 shares of common stock under the facility, recorded at their issuance-date fair value, for aggregate gross proceeds of approximately $13.5 million, of which approximately $8.8 million had been received at June 30, 2026 and approximately $4.6 million was recorded as a receivable from the sale of common stock and collected in July of 2026.

We generally have the right to control the timing and amount of any sales of our common stock to Lucid under the Purchase Agreement. Sales of our common stock to Lucid under the Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lucid all or some of the common stock that may be available for us to sell pursuant to the Purchase Agreement.

Because the purchase price per share of common stock to be paid by Lucid for additional common stock that we may elect to sell to Lucid under the Purchase Agreement, if any, will fluctuate based on the market prices of our common stock at the time we make such election, it is not possible for us to predict, as of the date of this quarterly report and prior to any such future sales, the number of additional shares of common stock that we will sell to Lucid under the Purchase Agreement, the purchase price per share that Lucid will pay for such additional shares of common stock purchased from us under the Purchase Agreement, or the aggregate gross proceeds that we will receive from such future purchases by Lucid under the Purchase Agreement, if any.

Even if we elect to sell to Lucid all of the 3,000,000 shares of common stock pursuant to the Purchase Agreement, depending on the market price of our common stock at the time we elect to sell such shares to Lucid, the actual gross proceeds from the sale of all such shares may be substantially less than the amount available to us under the Purchase Agreement, which could materially and adversely affect our liquidity position. Further, if we are unable to access all or a portion of the amount available under the Purchase Agreement to meet our liquidity needs, we may be required to seek other financing sources and utilize more costly and time-consuming means of accessing the capital markets, which could have a material adverse effect on our business, liquidity and cash position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months and six months ended June 30, 2026, none of our officers or directors adopted, modified or terminated any such trading arrangements.

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
10.1

Common Stock Purchase Agreement, dated as of June 10, 2026, by and between Swarmer, Inc and Lucid Capital Markets, LLC (incorporated by reference from Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 10, 2026).

10.2

Registration Rights Agreement, dated as of June 10, 2026, by and between Swarmer, Inc and Lucid Capital Markets, LLC (incorporated by reference from Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 10, 2026).

10.3#*	Amended and Restated Master Supplier Agreement, dated June 25, 2026, by and between Swarmer Estonia OÜ and Meta Bureau LLC
10.4#*	Master Supplier Agreement, dated June 25, 2026, by and Between Swarmer Estonia OÜ and Progress TRW S.R.O.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*~	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*~	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Swarmer, Inc

Date: August 14, 2026	By:	/s/ Alexander Fink
Alexander Fink
Chief Executive Officer (U.S.)

Date: August 14, 2026	By:	/s/ Brooks Ensign
Brooks Ensign
Chief Financial Officer and Treasurer